Form 10-Q
period 1995-06-30
XSCRIBE CORP /CA/
filed 1995-08-14
CIK 814427

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995


          (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _________ to __________.


                            Commission file number 0-16055
                                                  -------

                                 XSCRIBE CORPORATION
                        -------------------------------------
                (Exact name of registrant as specified in its charter)

                         California                         95-3267788
               ----------------------------            -------------------
               (State or other jurisdiction            (I.R.S. Employer
               of incorporation or organization)     Identification Number)

          6285 Nancy Ridge Drive, San Diego, California        92121
          ----------------------------------------------     ----------
          (Address of principal executive offices)            (Zip Code)

                                    (619) 457-5091
                        -------------------------------------
                 (Registrant's telephone number, including area code)

                        --------------------------------------
                    (Former name, former address and former fiscal
                          year, if changed since last report)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X          No
                                  -------          -------

               At June 30, 1995, 5,754,000 shares of Common Stock of the Registrant were outstanding.

                               Exhibit Index on Page 12

                                        INDEX
                                 XSCRIBE CORPORATION


                                                                       Page
                                                                       ----

          PART I - FINANCIAL INFORMATION
          ------------------------------

               ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
                  Condensed consolidated balance sheets as of
                       June 30, 1995 and March 31, 1995  .   .   .   .   3

                  Condensed consolidated statements of
                       operations for the three months ended
                       June 30, 1995 and 1994.   .   .   .   .   .   .   4


                  Condensed consolidated statements of
                       cash flows for the three months ended
                       June 30, 1995 and 1994 .   .  .   .   .   .   .   5

                  Notes to condensed consolidated financial
                       statements.   .   .   .   .   .   .   .   .   .   6


               ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS   .   .   .   .   .   .   .   .   7


          PART II - OTHER INFORMATION
          ---------------------------

               ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K  .   .   .   .   10


               SIGNATURES.   .   .   .   .   .   .   .   .   .   .   .   11

                         XSCRIBE CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30, 1995 AND MARCH 31, 1995

                                          June 30, 1995
                                           (Unaudited)       March 31, 1995
          CURRENT ASSETS:                 -------------      --------------
            Cash and cash equivalents      $   360,000        $   311,000

            Accounts receivable, net         2,688,000          3,623,000

            Inventories                      4,640,000          3,897,000

            Prepaid expenses and other         442,000            509,000
                                           -----------        -----------
          TOTAL CURRENT ASSETS               8,130,000          8,340,000

          PROPERTY AND EQUIPMENT, NET        2,457,000          2,491,000

          INTANGIBLES AND OTHER
            ASSETS, NET                      4,190,000          4,322,000
                                           -----------        -----------
                                           $14,777,000        $15,153,000
                                           ===========        ===========
          CURRENT LIABILITIES:
            Accounts payable               $ 1,629,000        $ 2,182,000

            Accrued liabilities and other    1,373,000          1,415,000

            Line of Credit                   1,170,000            500,000

            Current portion of
              notes payable                    132,000            108,000
                                           -----------        -----------
          TOTAL CURRENT LIABILITIES          4,304,000          4,205,000

          NON-CURRENT LIABILITIES              670,000            699,000

          COMMITMENTS AND CONTINGENCIES

          SHAREHOLDERS' EQUITY:
            Common stock (5,754,000
              shares outstanding)           20,138,000         20,132,000

            Accumulated deficit            (10,333,000)        (9,887,000)

            Other                               (2,000)             4,000
                                           -----------        -----------
          TOTAL SHAREHOLDERS' EQUITY         9,803,000         10,249,000
                                           -----------        -----------
                                           $14,777,000        $15,153,000
                                           ===========        ===========


                     The accompanying notes are an integral part
                   of these condensed consolidated balance sheets.

                         XSCRIBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)

                                               1995               1994
                                           -----------        -----------
          REVENUES                         $ 4,337,000        $ 5,404,000

          COST OF REVENUES                   3,007,000          3,276,000
                                           -----------        -----------
          GROSS PROFIT                       1,330,000          2,128,000
                                           -----------        -----------
          OPERATING EXPENSES:
            Selling, general and
              administrative                 1,515,000          1,589,000

            Research and development           203,000            163,000
                                           -----------        -----------
          TOTAL OPERATING EXPENSES           1,718,000          1,752,000
                                           -----------        -----------
          OPERATING INCOME (LOSS)             (388,000)           376,000

          OTHER INCOME (EXPENSE), NET          (44,000)           (20,000)
                                           -----------        -----------
          INCOME (LOSS) FROM CONTINUING
            OPERATIONS BEFORE INCOME TAXES    (432,000)           356,000

          PROVISION FOR INCOME TAXES              --                4,000
                                           -----------        -----------
          INCOME (LOSS) FROM CONTINUING
            OPERATIONS                        (432,000)           352,000

          LOSS FROM DISCONTINUED OPERATION     (15,000)           (65,000)
                                           -----------        -----------
          NET INCOME (LOSS)                $  (447,000)       $   287,000
                                           ===========        ===========
          INCOME (LOSS) PER COMMON SHARE:
            CONTINUING OPERATIONS          $     (0.08)       $      0.06
                                           ===========        ===========
            DISCONTINUED OPERATION         $      0.00        $     (0.01)
                                           ===========        ===========
            NET INCOME (LOSS)              $     (0.08)       $      0.05
                                           ===========        ===========
          Weighted average number of
            common and common stock
            equivalent shares outstanding    5,754,000          6,074,000
                                           ===========        ===========






                     The accompanying notes are an integral part
                of these condensed consolidated financial statements.

                         XSCRIBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                     (Unaudited)

                                               1995               1994
          CASH FLOWS FROM OPERATIONS:      -----------        -----------
           Income (loss) from
             continuing operations         $  (432,000)       $   352,000

           Adjustments:
            Depreciation and amortization      443,000            486,000
            Changes in assets and
             liabilities:
              Accounts receivable              935,000            (87,000)
              Inventories                     (743,000)          (395,000)
              Prepaid expenses and other        37,000           (203,000)
              Accounts payable                (553,000)          (724,000)
              Accrued liabilities and other    (42,000)           (44,000)
                                           -----------        -----------
           Net cash flow (used) by
            continuing operations             (355,000)          (615,000)
           Net operating cash flows
            provided (used) by
            discontinued operation              24,000           (107,000)
                                           -----------        -----------
          NET CASH (USED) BY OPERATIONS       (331,000)          (722,000)

          CASH FLOWS FROM INVESTING
           ACTIVITIES:
            Capital expenditures              (281,000)          (183,000)
                                           -----------        -----------
          NET CASH (USED) FOR INVESTING
           ACTIVITIES                         (281,000)          (183,000)

          CASH FLOWS FROM FINANCING
           ACTIVITIES:
            Issuance of common stock             6,000                --
            Proceeds from line of
             credit, net                       670,000            495,000
            Repayment of notes payable          (9,000)           (16,000)
            Other                                  --               7,000
                                           -----------        -----------
          CASH FLOWS PROVIDED BY
           FINANCING ACTIVITIES                667,000            486,000

          EFFECTS OF EXCHANGE RATES ON CASH     (6,000)            12,000
                                           -----------        -----------
          NET INCREASE (DECREASE) TO CASH       49,000           (407,000)

          CASH - BEGINNING OF PERIOD           311,000            557,000
                                           -----------        -----------
          CASH - END OF PERIOD             $   360,000        $   150,000
                                           ===========        ===========
                     The accompanying notes are an integral part
                of these condensed consolidated financial statements.

                         XSCRIBE CORPORATION AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JUNE 30, 1995 AND MARCH 31, 1995 AND
                  FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                     (Unaudited)


               1. GENERAL - Basis of presentation. The accompanying unaudited condensed consolidated financial statements reflect the accounts of Xscribe Corporation (the "Company"), together with its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

               These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the results of operations and financial position as of the dates and for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1995. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.


          2.  SUPPLEMENTARY FINANCIAL INFORMATION.

               Inventories. As of June 30, 1995, inventories consist of the following:


                         Raw materials and
                            spare parts                $ 2,686,000
                         Work in process                   757,000
                         Finished goods                  1,197,000
                                                       -----------
                                                       $ 4,640,000
                                                       ===========

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                RESULTS OF OPERATIONS


               Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.

                                Results of Operations

          Three months ended June 30, 1995 compared to the three months ended June 30, 1994.
          --------------------------------------------------------------
               Consolidated revenues for the quarter ended June 30, 1995 decreased by 20%, from $5,404,000 to $4,337,000, compared to the quarter ended June 30, 1994. Revenues in the Solutions Segment decreased from $2,986,000 in the quarter ended June 30, 1994 to $2,453,000 in the quarter ended June 30, 1995. The decrease of $533,000 (18%) was due primarily to declines in computer-aided-transcription (CAT) system prices and units sold. Revenues in the Imaging Segment decreased 22% from $2,418,000 to $1,884,000 in the quarters ended June 30, 1994 and 1995, respectively; this $534,000 decrease was due to decreases in computer-output-microfiche (COM) duplicator and aperture card scanner sales, offset somewhat by increases in document scanner sales.

               Consolidated gross margin decreased $798,000 (38%) from $2,128,000 (39% of consolidated revenues) in the quarter ended June 30, 1994 to $1,330,000 (31% of consolidated revenues) in the quarter ended June 30, 1995. Gross margin in the Solutions Segment decreased $513,000 (40%) from $1,272,000 (43% of revenues) in the prior quarter to $759,000 (31% of revenues) in the current quarter. The decrease in gross margin dollars for the Solutions Segment totalled $272,000 from CAT revenue and $241,000 from groupware revenue and resulted from the decreased sales and the decreased margins as a percent of sales. The decrease in the gross margin percent resulted from the decreased CAT prices and also from a change in the mix of groupware sales from higher margin software towards lower margin hardware. Gross margin in the Imaging Segment decreased $285,000 (33%) from $856,000 (35% of revenues) in the prior quarter to $571,000 (30% of revenues) in the current quarter. The decrease is due primarily to the revenue decreases described above. The decrease in gross margin as a percent of revenues resulted from a change in the mix of sales from COM duplicators and aperture card scanners toward lower margin document scanners.

               Selling, general and administrative expenses ("SG&A") decreased by $74,000 (5%) from $1,589,000 in the quarter ended June 30, 1994 to $1,515,000 in the quarter ended June 30, 1995. This decrease is due primarily to cost containment efforts at Xscribe Legal Systems. SG&A, as a percent of revenues, increased from 29% in the quarter ended June 30, 1994 to 35% in the quarter ended June 30, 1995, primarily because of the sales decreases described above.

               Product development expenses increased by $40,000 (25%) from $163,000 in the quarter ended June 30, 1994 to $203,000 in the quarter ended June 30, 1995. Product development expenditures that were capitalized because they related to technologically feasible projects were $182,000 in the current quarter compared to $132,000 in the prior quarter.

               The Company's provision for income taxes was zero in the current quarter and $4,000 in the prior quarter. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating loss carryforwards, net of valuation allowances.

               The decreased revenues and gross margins and the increased product development expenses described above, offset slightly by the decreased SG&A expenses, resulted in a loss from continuing operations for the quarter ended June 30, 1995 of $432,000 or $0.08 per share. This compares to income from continuing operations of $352,000 or $0.06 per share for the quarter ended June 30, 1994. Including the losses from a discontinued operation of $15,000 and 65,000 in the quarters ended June 30, 1995 and 1994, respectively, net income decreased from $287,000 or $0.05 per share in the prior quarter to a net loss of $447,000 or $0.08 per share in the quarter ended June 30, 1995.


                           Liquidity and Capital Resources

               Following is a discussion of Xscribe's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.

          Recent and Future Sources of and Demands on Liquidity and Capital Resources
          -----------------------------------------------------------------
               During the quarter ended June 30, 1995, the Company's primary sources of liquidity were the reduction of accounts receivable ($935,000), proceeds from the Company's line of credit ($670,000) and cash reserves. Primary uses of cash in the quarter ended June 30, 1995 were to increase inventories ($743,000), reduce accounts payable ($553,000) and for capital expenditures ($281,000). In the quarter ended June 30, 1995, the Company's cash balance increased $49,000 from $311,000 to $360,000.

               The Company has a $1.5 million line of credit with a bank. Interest on outstanding borrowings accrues at prime plus 1-1/4% per annum. Outstanding borrowings are collateralized by all of the Company's assets. The Company is required to maintain certain financial balances and ratios, the most restrictive of which is a maximum debt to tangible net worth ratio of 1.0 to
          1.0. The balance outstanding on the line of credit as of June 30, 1995 was $1,170,000.

               The current line of credit arrangement expires in August 1995. The Company has received a commitment from the bank to renew the arrangement for an additional year to increase the total facility from $1.5 million to $2 million and to convert $1 million of outstanding borrowings into a 48-month amortizing term loan at prime plus 1-1/2% per annum. This new agreement should be finalized prior to the expiration of the existing arrangement.

               The Company is obligated under a series of notes payable totalling $777,000. These notes bear interest at a rate of 8% per annum and mature in April 2000. In June 1995, the Company began making equal monthly payments of principal and interest totalling $15,750 each.

               The Company's assured sources of future short-term liquidity are its cash balance of $360,000 as of June 30, 1995 and the unused portion of its line of credit of $330,000. If the new financing agreement with the bank referred to above were in effect as of June 30, 1995, the unused portion of the Company's financing arrangement would be $830,000.

               The Company currently is obligated to pay approximately $40,000 per month in lease payments. Aside from these commitments, the Company has not made any material capital commitments.

          Analysis of Liquidity Levels
          ----------------------------
               The Company expects that the capital expenditures required to maintain and grow its consolidated operations will approximate $1.2 million per year for the coming three years. The capital expenditures required in future periods will consist primarily of software development costs needed to maintain products at competitive levels. However, the Company may be required to reallocate or increase its capital expenditures due to competitive conditions or other unforeseen circumstances and the Company reserves the right to change its strategy and to reallocate or change the amount of its capital expenditures. Future additional working capital requirements will depend on future growth rates, if any, and will stem from the need to finance increased inventory and accounts receivable levels commensurate with the growth rate. The Company believes that the future capital expenditures and working capital increases will be financed from internally generated funds (i.e., profits before depreciation and amortization). Accordingly, the Company believes that it currently has sufficient liquidity to fund its consolidated operating needs for at least three years, assuming that Xscribe can improve profitability. The Company believes that its cash balance and line of credit will provide an adequate liquidity reserve.

                             PART II - OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K
                    --------------------------------

               a.   Reports on Form 8-K
                    -------------------

               There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

               b.   Exhibits
                    --------

               Exhibit 27 - Financial Data Schedule.

                                      SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             XSCRIBE CORPORATION



          Date: August 14, 1995            By  /s/ Suren G. Dutia
                                              --------------------------
                                              Suren G. Dutia
                                              President
                                              Chief Executive Officer


          Date: August 14, 1995            By  /s/ Bruce C. Myers
                                              --------------------------
                                              Bruce C. Myers
                                              Chief Financial Officer


          Date: August 14, 1995            By  /s/ Peter B. Harker
                                              --------------------------
                                              Peter B. Harker
                                              Controller
                                              Principal Accounting Officer

                                    EXHIBIT INDEX


          No.            Description                                  Page
          -----------------------------------------------------------------

          27             Financial Data Schedule                        13