Form 10-Q
period 1995-09-30
XSCRIBE CORP /CA/
filed 1995-11-14
CIK 814427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

     (    )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________.

               Commission file number 0-16055


                               XSCRIBE CORPORATION
             (Exact name of registrant as specified in its charter)


               California                              95-3267788
     ------------------------------------         ------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification Number)


     6285 Nancy Ridge Drive, San Diego, California          92121
     ---------------------------------------------         -------
     (Address of principal executive offices)             (Zip Code)


                                 (619) 457-5091
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X            No
                         -----             -----

     At September 30, 1995, 5,742,000 shares of Common Stock of the Registrant were outstanding.

                            Exhibit Index on Page 15

                                      INDEX
                               XSCRIBE CORPORATION


                                                                    Page
                                                                    ----
     PART I - FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

             Condensed consolidated balance sheets as of
                 September 30, 1995 and March 31, 1995.......         3

             Condensed consolidated statements of income
                 for the three months ended September 30, 1995
                 and 1994....................................         4

             Condensed consolidated statements of income
                 for the six months ended September 30, 1995
                 and 1994....................................         5

             Condensed consolidated statements of cash flows
                 for the six months ended September 30, 1995
                 and 1994....................................         6

             Notes to condensed consolidated financial
                 statements..................................         7


         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS...............................         8


     PART II - OTHER INFORMATION

         ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY
                    HOLDERS..................................        13


         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K...........        13


     SIGNATURES..............................................        14

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1995 AND MARCH 31, 1995

                                          September 30, 1995
                                              (Unaudited)    March 31, 1995
                                          ------------------ --------------
     CURRENT ASSETS:

         Cash and cash equivalents            $   248,000     $   311,000

         Accounts receivable, net               3,136,000       3,623,000

         Inventories                            4,725,000       3,897,000

         Prepaid expenses and other               517,000         509,000
                                               ----------      ----------
     TOTAL CURRENT ASSETS                       8,626,000       8,340,000

     PROPERTY AND EQUIPMENT, NET                2,247,000       2,491,000

     INTANGIBLES AND OTHER ASSETS, NET          4,157,000       4,322,000
                                               ----------      ----------
                                              $15,030,000     $15,153,000
                                               ==========      ==========
     CURRENT LIABILITIES:

         Accounts payable                     $ 1,535,000     $ 2,182,000

         Accrued liabilities and other          1,439,000       1,415,000

         Line of credit                           710,000         500,000

         Current portion of notes payable         385,000         108,000
                                               ----------      ----------
     TOTAL CURRENT LIABILITIES                  4,069,000       4,205,000

     NON-CURRENT LIABILITIES                    1,352,000         699,000

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY:

          Common stock (5,742,000 and          20,098,000      20,132,000
          5,754,000 shares outstanding)

         Accumulated deficit                  (10,522,000)     (9,887,000)

         Other                                     33,000           4,000
                                               ----------      ----------
     TOTAL SHAREHOLDERS' EQUITY                 9,609,000      10,249,000
                                               ----------      ----------
                                              $15,030,000     $15,153,000
                                               ==========      ==========
     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                                 1995            1994
                                                 ----            ----

     REVENUES                                 $ 4,697,000     $ 4,862,000

     COST OF REVENUES                           3,043,000       3,084,000
                                               ----------      ----------
     GROSS PROFIT                               1,654,000       1,778,000
                                               ----------      ----------
     OPERATING EXPENSES:

         Selling, general and administrative    1,576,000       1,531,000

         Research and development                 189,000          95,000
                                               ----------      ----------
     TOTAL OPERATING EXPENSES                   1,765,000       1,626,000
                                               ----------      ----------
     OPERATING INCOME (LOSS)                     (111,000)        152,000

     OTHER INCOME (EXPENSE), NET                  (78,000)        (27,000)
                                               ----------      ----------
     INCOME (LOSS) FROM CONTINUING
         OPERATIONS BEFORE INCOME TAXES          (189,000)        125,000

     PROVISION FOR INCOME TAXES                      --             1,000
                                               ----------      ----------
     INCOME (LOSS) FROM CONTINUING
         OPERATIONS                              (189,000)        124,000

     (LOSS) FROM DISCONTINUED OPERATION              --          (105,000)
                                               ----------      ----------
     NET INCOME (LOSS)                        $  (189,000)    $    19,000
                                               ==========      ==========


     INCOME (LOSS) PER COMMON SHARE:

         CONTINUING OPERATIONS                $     (0.03)    $      0.02
                                               ==========      ==========
         DISCONTINUED OPERATION                      --       $     (0.02)
                                               ==========      ==========
         NET INCOME                           $     (0.03)    $      0.00
                                               ==========      ==========

     Weighted average number of common and
         common stock equivalent shares
         outstanding                            5,750,000       5,987,000
                                               ==========      ==========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)


                                                 1995            1994
                                                 ----            ----

     REVENUES                                 $ 9,034,000     $10,266,000

     COST OF REVENUES                           6,050,000       6,360,000
                                               ----------      ----------
     GROSS PROFIT                               2,984,000       3,906,000
                                               ----------      ----------
     OPERATING EXPENSES:

         Selling, general and administrative    3,092,000       3,120,000

         Research and development                 392,000         258,000
                                               ----------      ----------
     TOTAL OPERATING EXPENSES                   3,484,000       3,378,000
                                               ----------      ----------
     OPERATING INCOME (LOSS)                     (500,000)        528,000

     OTHER INCOME (EXPENSE), NET                 (121,000)        (47,000)
                                               ----------      ----------
     INCOME (LOSS) FROM CONTINUING
         OPERATIONS BEFORE INCOME TAXES          (621,000)        481,000

     PROVISION FOR INCOME TAXES                      --             5,000
                                               ----------      ----------
     INCOME (LOSS) FROM CONTINUING
         OPERATIONS                              (621,000)        476,000

     (LOSS) FROM DISCONTINUED OPERATION           (15,000)       (170,000)
                                               ----------      ----------
     NET INCOME (LOSS)                        $  (636,000)    $   306,000
                                               ==========      ==========

     INCOME (LOSS) PER COMMON SHARE:

         CONTINUING OPERATIONS                $     (0.11)    $      0.08
                                               ==========      ==========
         DISCONTINUED OPERATION               $      0.00     $     (0.03)
                                               ==========      ==========
         NET INCOME                           $     (0.11)    $      0.05
                                               ==========      ==========

     Weighted average number of common
         and common stock equivalent
         shares outstanding                     5,752,000       6,040,000
                                               ==========      ==========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)
                                                 1995            1994
                                                 ----            ----
     CASH FLOWS FROM OPERATIONS:
       Income (loss) from continuing
       operations                             $  (621,000)    $   476,000

       Adjustments:
         Depreciation and amortization            890,000         823,000

         Changes in assets and liabilities:
           Accounts receivable                    487,000         395,000

           Inventories                           (828,000)     (1,059,000)

           Prepaid expenses and other              43,000        (161,000)

           Accounts payable                      (647,000)       (276,000)

           Accrued liabilities and other           29,000        (289,000)
                                               ----------      ----------
          Net cash flow (used) in
          continuing operations                  (647,000)        (91,000)

       Net operating cash flows (used)
       in discontinued operation                  (12,000)       (298,000)
                                               ----------      ----------
     NET CASH (USED) IN OPERATIONS               (659,000)       (389,000)
                                               ----------      ----------
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                      (533,000)       (668,000)
                                               ----------      ----------
     NET CASH (USED) IN INVESTING ACTIVITIES     (533,000)       (668,000)
                                               ----------      ----------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from credit facility, net       1,210,000         645,000

       Payment of notes payable                   (76,000)        (35,000)

       Other                                      (34,000)         53,000
                                               ----------      ----------
     CASH FLOWS PROVIDED BY FINANCING
     ACTIVITIES                                 1,100,000         663,000
                                               ----------      ----------
     EFFECTS OF EXCHANGE RATES ON CASH             29,000          20,000
                                               ----------      ----------
     NET (DECREASE) TO CASH                       (63,000)       (374,000)
     CASH - BEGINNING OF PERIOD                   311,000         557,000
                                               ----------      ----------
     CASH - END OF PERIOD                     $   248,000     $   183,000
                                               ==========      ==========
     The accompanying notes are an integral part of these condensed consolidated financial statements.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                AS OF SEPTEMBER 30, 1995 AND MARCH 31, 1995 AND
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

     1.   GENERAL

          Basis of presentation
          ---------------------
          The accompanying unaudited condensed consolidated financial statements reflect the accounts of Xscribe Corporation (the "Company"), together with its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

     2.   SUPPLEMENTARY FINANCIAL INFORMATION

          Inventories
          -----------
          As of September 30, 1995, inventories consist of the following:

               Raw materials and spare parts           $1,969,000
               Work in process                            955,000
               Finished goods                           1,801,000
                                                        ---------
                                                       $4,725,000
                                                        =========
     3.   NEW CREDIT FACILITY

          In August 1995, the Company increased its total credit facility with a bank from $1.5 million to $2.0 million and converted
     $1.0 million of outstanding borrowings into a 48-month amortizing term loan at Prime plus 1-1/2% per annum. In connection with the renewal of this credit facility, the Company granted to the bank a warrant to acquire 75,000 shares of Xscribe common stock at an exercise price of $1.00 per share.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              RESULTS OF OPERATIONS

          Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.

                              Results of Operations

     Three months ended September 30, 1995 compared to the three months ended September 30, 1994
     ------------------------------------------------------------------
          Consolidated revenues in the quarter ended September 30, 1995 decreased 3% to $4,697,000 from revenues in the quarter ended September 30, 1994 of $4,862,000. Revenues in the Solutions Segment decreased 16% to $2,328,000 in the quarter ended September 30, 1995 from $2,765,000 in the quarter ended September 30, 1994. As in previous quarters, this decrease in the Solutions Segment was due primarily to declines in computer-aided-transcription (CAT) system prices and units sold. Revenues in the Imaging Segment increased 13% from $2,097,000 in the quarter ended September 30, 1994 to $2,369,000 in the quarter ended September 30, 1995. This increase in Imaging-Segment revenue was due primarily to a 61% increase in scanner product and service revenue, offset by a 41% reduction in computer-output-microfiche (COM) related revenue.

          Consolidated gross margin decreased $124,000 (7%) from $1,778,000 to $1,654,000 in the quarters ended September 30, 1994 and 1995, respectively. Gross margin in the Solutions Segment decreased $329,000 (30%) from $1,104,000 in the quarter ended September 30, 1994 to $775,000 in the quarter ended September 30, 1995. This decrease in gross margin dollars was due primarily to CAT revenue declines and price erosion. Gross margin as a percent of sales in the Solutions Segment decreased from 40% in the quarter ended September 30, 1994 to 33% in the quarter ended September 30, 1995; this decrease in gross margin percentage arose from eroding CAT prices and a change in the mix of groupware sales from higher-margin software sales to lower-margin hardware sales. Gross margin in the Imaging Segment increased $205,000 (30%) from $674,000 in the quarter ended September 30, 1994 to $879,000 in the quarter ended September 30, 1995. The increase in gross margin dollars in the Imaging Segment arose primarily from the 61% increase in scanner product and services referred to above. Gross margin as a percent of sales in the Imaging Segment increased from 32% to 37% in the quarters ended September 30, 1994 and 1995, respectively. This increase resulted from volume efficiencies as well as a change in mix from lower-margin COM duplicators towards higher-margin aperture card scanners.

          Selling, general and administrative ("SG&A") expenses increased $45,000 from $1,531,000 in the quarter ended September 30, 1994 to $1,576,000 in the quarter ended September 30, 1995. This increase was due primarily to increased costs at Photomatrix to develop its sales channels, offset by cost containment efforts at Xscribe Legal Systems. As a percent of sales, SG&A increased from 31% in the quarter ended

     September 30, 1994 to 34% in the quarter ended September 30, 1995, primarily due to the sales decreases referred to above.

          Product development expenses increased $94,000 from $95,000 in the quarter ended September 30, 1994 to $189,000 in the quarter ended September 30, 1995. Product development expenditures that were capitalized because they related to technologically feasible projects were $150,000 in the current quarter compared to $177,000 in the prior quarter. Total product development spending increased $67,000 from $272,000 in the prior quarter to $339,000 in the current quarter.
     This increased spending was due to increased scanner-development activity at Photomatrix.

          Other income (expense), which consists primarily of interest expense, increased $51,000 from $27,000 in the quarter ended
     September 30, 1994 to $78,000 in the quarter ended September 30, 1995. This increase was due to an increase in borrowings under the Company's credit facility in the current quarter as compared to the prior quarter.

          The Company's provisions for income taxes were zero and $1,000 in the quarters ended September 30, 1995 and 1994, respectively. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating losses and related carryforwards, net of valuation allowances.

          The decreases in revenues and gross margin, and the increased product development, SG&A and interest expenses resulted in a net loss from continuing operations of $189,000 for the quarter ended
     September 30, 1995. This compares to income from continuing operations of $124,000 for the quarter ended September 30, 1994.

          In the quarter ended September 30, 1994, the Company operated a scanning service bureau. Subsequent thereto, this service bureau was discontinued. Including the prior-quarter loss from discontinued operations of $105,000, net income decreased from $19,000 (or $0.00 per share) in the prior quarter to a net loss of $189,000 (or $0.03 per share) in the current quarter.

     Six months ended September 30, 1995 compared to the six months ended September 30, 1994
     --------------------------------------------------------------------
          Consolidated revenues for the period ended September 30, 1995 decreased $1,232,000 (12%) to $9,034,000 from $10,266,000 in the period ended September 30, 1994. Revenues in the Solutions Segment decreased $970,000 (17%) from $5,751,000 in the prior period to $4,781,000 in the current period. This decrease was due primarily to decreased CAT sales volumes and continued price erosion. Revenues in the Imaging Segment decreased $262,000 (6%) from $4,515,000 in the prior period to $4,253,000 in the current period. The decrease in revenue in the Imaging Segment was due to a 41% reduction in COM duplicator sales, offset by a 27% increase in scanner product and service revenue.

          Consolidated gross margins for the period ended September 30, 1995 decreased $922,000 (24%) to $2,984,000 from $3,906,000 for the period ended September 30, 1994. Gross margin in the Solutions Segment decreased $842,000 (35%) to $1,534,000 in the current period from $2,376,000 in the prior period. This decrease in gross margin was due primarily to declining sales volumes and prices in the CAT marketplace. Gross margin as a percent of sales in the Solutions Segment decreased from 41% to 32% primarily due to CAT price erosion and product mix issues. Gross margin in the Imaging Segment decreased 5% ($80,000) in the current period to $1,450,000 from $1,530,000 consistent with the revenue declines. Gross margin as a percent of sales in the Imaging Segment held consistent at 34% in both the prior and current periods.

          SG&A decreased $28,000 (1%) from $3,120,000 in the period ended September 30, 1994 to $3,092,000 in the period ended September 30, 1995. The increase was due primarily to increased costs at Photomatrix to develop its sales channels, offset by cost containment efforts at Xscribe Legal Systems. As a percentage of sales, SG&A increased from 30% to 34% due primarily to the decrease in sales in the current period.

          Product development expenses increased $134,000 from $258,000 in the prior period to $392,000 in the current period. Product development expenditures that were capitalized because they related to technologically feasible projects were $333,000 in the current period compared to $359,000 in the prior period. Total product development spending increased $108,000 from $617,000 in the prior period to $725,000 in the current period. This increased spending was due to increased scanner-development activity at Photomatrix.

          Other income (expense), which consists primarily of interest expense, increased $74,000 from $47,000 in the period ended
     September 30, 1994 to $121,000 in the period ended September 30, 1995. This increase was due to an increase in borrowings under the Company's credit facility in the current period as compared to the prior period.

          The Company's provisions for income taxes were zero in the current period and $5,000 in the prior period. These amounts are substantially less than the provision calculated using statutory rates because of the effects of net operating losses and related carryforwards, net of valuation allowances.

          The decreased revenues and gross margins, along with the increased product development and interest expenses, resulted in a loss from continuing operations for the period ended September 30, 1995 of $621,000 or $0.11 per share. This compares to income from continuing operations of $476,000 or $0.08 per share for the period ended September 30, 1994.

          In the period ended September 30, 1994, the Company operated a scanning service bureau. Subsequent thereto, this service bureau was discontinued. Including the loss from the discontinued operation of $170,000 and $15,000 in the prior and current periods, respectively, net income decreased from $306,000 (or $0.05 per share) in the prior period to a net loss of $636,000 (or $0.11 per share) in the current period.

                         Liquidity and Capital Resources

          Following is a discussion of Xscribe's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.


     Recent and Future Sources of and Demands on Liquidity and Capital
     Resources
     -----------------------------------------------------------------
          During the six months ended September 30, 1995, the Company's primary sources of liquidity were cash generated by operations (net loss plus depreciation and amortization) of $269,000, reductions in the Company's accounts receivable of $487,000, proceeds from the Company's credit facility of $1,210,000, and cash reserves. Primary uses of cash in the period ended September 30, 1995 were to increase inventories ($828,000), reduce accounts payable ($647,000), capital expenditures ($533,000), and to repay notes payable ($76,000). In the period ended September 30, 1995, the Company's cash balance decreased $63,000 from $311,000 to $248,000.

          In August 1995, the Company increased its total credit facility with a bank from $1.5 million to $2.0 million and converted
     $1.0 million of outstanding borrowings into a 48-month amortizing term loan at prime plus 1-1/2% per annum; monthly principal payments on this term note are $21,000. The remaining $1.0 million line of credit accrues interest on outstanding borrowings at prime plus 1-1/4% per annum. Outstanding borrowings under the credit facility are collateralized by all of the Company's assets. The Company is required to maintain certain financial balances and ratios, the most restrictive of which is a maximum debt to tangible net worth ratio of
     1.0 to 1.0. The line expires in August 1996. The balance outstanding on the line of credit as of September 30, 1995 was $710,000.

          The Company is obligated under a series of notes payable totalling $777,000. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totalling $16,000 are due monthly.

          The Company's assured sources of future short-term liquidity as of September 30, 1995 are its cash balance of $248,000 and the unused portion of its line of credit of $290,000.

          The Company is currently obligated to pay approximately $40,000 per month in lease payments. Aside from these commitments, the Company has not made any material capital commitments.

     Analysis of Liquidity Levels
     ----------------------------
          The Company expects that the capital expenditures required to maintain and grow its consolidated operations will approximate
     $1.2 million per year for the coming three years. The capital expenditures required in future periods will consist primarily of software development costs needed to maintain products at competitive levels and demonstration equipment needed to sell the Company's products. However, the Company may be required to reallocate or increase its capital expenditures due to competitive conditions or other unforeseen circumstances and the Company reserves the right to change its strategy and to reallocate or change the amount of its capital expenditures. Future additional working capital requirements will depend on future growth rates, if any, and will stem from the need to finance increased inventory and accounts receivable levels commensurate with the growth rate. The Company believes that the future capital expenditures and working capital increases will be financed from internally generated funds (i.e. profits before depreciation and amortization). Accordingly, the Company believes that it currently has sufficient liquidity to fund its consolidated operating needs for at least three years, assuming that Xscribe can improve profitability and reduce inventory levels.

                           PART II - OTHER INFORMATION


     Item 4.   Submission of Matters to Vote of Security Holders
               -------------------------------------------------

          On August 7, 1995, at the  Annual Meeting of Shareholders,
     Suren G. Dutia, Donald R. Miller, Jr., Patrick W. Moore, Jukka V. Norokorpi, Ira H. Sharp, John F. Staley, and Evan A. Wyly were elected to the Board of Directors. The tabulation of votes for all nominees was as follows:

                                                          Votes
               Nominee                     Votes For      Withheld
               ------------------------    ----------     ----------
               Suren G. Dutia              4,403,125      56,292
               Donald R. Miller, Jr.       4,403,576      55,841
               Patrick W. Moore            4,404,590      54,828
               Jukka V. Norokorpi          4,404,656      54,762
               Ira H. Sharp                4,404,590      54,828
               John F. Staley              4,404,590      54,828
               Evan A. Wyly                4,404,576      54,842


          Also, the shareholders ratified the appointment of KPMG Peat Marwick as the Company's independent auditor for the fiscal year ended March 31, 1996. The following is the vote tabulation for this matter:

                                                    Votes         Abstained/
          Matter                      Votes For     Against       Withheld
          -------------------------   ----------    ---------     ----------
          Ratification of KPMG Peat
          Marwick                     4,429,064      16,280         14,073


     Item 6.   Exhibits and Reports on Form 8-K
               --------------------------------

               a.   Reports on Form 8-K
                    -------------------

          There were no reports on Form 8-K filed during the quarter ended September 30, 1995.


               b.   Exhibits
                    --------

          Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        XSCRIBE CORPORATION



     Date:     November 14, 1995        By   /s/ Suren G. Dutia
                                             ---------------------------
                                             Suren G. Dutia
                                             President
                                             Chief Executive Officer



     Date:     November 14, 1995        By   /s/ Bruce C. Myers
                                             ---------------------------
                                             Bruce C. Myers
                                             Chief Financial Officer



     Date:     November 14, 1995        By   /s/ Peter B. Harker
                                             ---------------------------
                                             Peter B. Harker
                                             Controller
                                             Principal Accounting Officer

                             EXHIBIT INDEX



     No.              Description                            Page
     ----             -------------                          -----

      27              Financial Data Schedule                  16