Form 10-Q
period 1995-12-31
XSCRIBE CORP /CA/
filed 1996-02-14
CIK 814427

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1995

    (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________________.

          Commission file number 0-16055

                                 XSCRIBE CORPORATION
                (Exact name of registrant as specified in its charter)

               California                         95-3267788
    -------------------------------        ------------------------
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification Number)

    6285 Nancy Ridge Drive, San Diego, California           92121
    ---------------------------------------------         ---------
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

               Yes    X            No
                    -----             -----
 At December 31, 1995, 5,742,000 shares of Common Stock of the Registrant were outstanding.






                               Exhibit Index on Page 15

                                      INDEX
                               XSCRIBE CORPORATION




                                                                    Page
                                                                    ----
     PART I - FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

             Condensed consolidated balance sheets as of
                 December 31, 1995 and March 31, 1995........         3

             Condensed consolidated statements of income
                 for the three months ended December 31, 1995
                 and 1994....................................         4

             Condensed consolidated statements of income
                 for the nine months ended December 31, 1995
                 and 1994....................................         5

             Condensed consolidated statements of cash flows
                 for the nine months ended December 31, 1995
                 and 1994....................................         6

             Notes to condensed consolidated financial
                 statements..................................         7


         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS...............................         8


     PART II - OTHER INFORMATION

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K...........        13


     SIGNATURES..............................................        14

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1995 AND MARCH 31, 1995


                                           December 31, 1995
                                              (Unaudited)      March 31, 1995
                                           -----------------   --------------

  CURRENT ASSETS:
     Cash and cash equivalents              $   444,000        $   311,000
     Accounts receivable, net                 3,256,000          3,623,000
     Inventories                              4,654,000          3,897,000
     Prepaid expenses and other                 484,000            509,000
                                            -----------        -----------
  TOTAL CURRENT ASSETS                        8,838,000          8,340,000

  PROPERTY AND EQUIPMENT, NET                 2,153,000          2,491,000

  INTANGIBLES AND OTHER ASSETS, NET           4,047,000          4,322,000
                                            -----------        -----------
                                            $15,038,000        $15,153,000
                                            ===========        ===========
  CURRENT LIABILITIES:

     Accounts payable                       $ 1,785,000        $ 2,182,000
     Accrued liabilities and other              840,000            735,000
     Customer deposits                        1,258,000            680,000
     Line of Credit                                  --            500,000
     Current portion of notes payable           387,000            108,000
                                            -----------        -----------
  TOTAL CURRENT LIABILITIES                   4,270,000          4,205,000

  NON-CURRENT LIABILITIES                     1,253,000            699,000

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY:

     Common stock (5,742,000 and
     5,719,000 shares outstanding)           20,098,000         20,132,000
     Accumulated deficit                    (10,611,000)       ( 9,887,000)
     Other                                       28,000              4,000
                                            -----------        -----------
  TOTAL SHAREHOLDERS' EQUITY                  9,515,000         10,249,000
                                            -----------        -----------
                                            $15,038,000        $15,153,000
                                            ===========        ===========

     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                    1995           1994
                                                ----------    -----------

       REVENUES                                 $5,025,000     $5,974,000

       COST OF REVENUES                          3,347,000      3,840,000
                                                ----------     ----------
       GROSS PROFIT                              1,678,000      2,134,000
                                                ----------     ----------

       OPERATING EXPENSES:

          Selling, general and administrative    1,529,000      1,579,000

          Research and development                 175,000        103,000
                                                ----------     ----------
       TOTAL OPERATING EXPENSES                  1,704,000      1,682,000
                                                ----------     ----------
       OPERATING INCOME (LOSS)                     (26,000)       452,000

       OTHER INCOME (EXPENSE), NET                 (61,000)       (44,000)
                                                ----------     ----------

       INCOME (LOSS) FROM CONTINUING
       OPERATIONS BEFORE INCOME TAXES              (87,000)       408,000

       PROVISION FOR INCOME TAXES                    1,000          3,000
                                                ----------     ----------
       INCOME (LOSS) FROM CONTINUING
       OPERATIONS                                  (88,000)       405,000

       LOSS FROM DISCONTINUED OPERATION                 --       (104,000)
                                                ----------     ----------
       NET INCOME (LOSS)                        $  (88,000)    $  301,000
                                                ==========     ==========
       INCOME (LOSS) PER COMMON SHARE:

          CONTINUING OPERATIONS                 $    (0.02)    $     0.07
                                                ==========     ==========
          DISCONTINUED OPERATION                        --     $    (0.02)
                                                ==========     ==========
          NET INCOME (LOSS)                     $    (0.02)    $     0.05
                                                ==========     ==========
       Weighted average number of common
          and common stock equivalent
          shares outstanding                     5,742,000      5,931,000
                                                ==========     ==========

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)

                                                   1995           1994
                                               -----------    -----------
  REVENUES                                     $14,059,000    $16,240,000

  COST OF REVENUES                               9,397,000     10,200,000
                                               -----------    -----------
  GROSS PROFIT                                   4,662,000      6,040,000
                                               -----------    -----------

  OPERATING EXPENSES:

     Selling, general and administrative         4,621,000      4,699,000

     Research and development                      567,000        361,000
                                               -----------    -----------
  TOTAL OPERATING EXPENSES                       5,188,000      5,060,000
                                               -----------    -----------

  OPERATING INCOME (LOSS)                         (526,000)       980,000

  OTHER  INCOME (EXPENSE), NET                    (182,000)       (91,000)
                                               -----------    -----------

  INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             (708,000)       889,000

  PROVISION FOR INCOME TAXES                         1,000          8,000
                                               -----------     ----------
  INCOME (LOSS) FROM CONTINUING OPERATIONS        (709,000)       881,000

  LOSS FROM DISCONTINUED OPERATION                 (15,000)      (274,000)
                                               -----------    -----------
  NET INCOME (LOSS)                            $  (724,000)   $   607,000
                                               ===========    ===========

  INCOME (LOSS) PER COMMON SHARE:

     CONTINUING OPERATIONS                     $     (0.12)   $      0.15
                                               ===========    ===========
     DISCONTINUED OPERATION                             --    $     (0.05)
                                               ===========    ===========
     NET INCOME (LOSS)                          $    (0.13)   $      0.10
                                               ===========    ===========

  Weighted average number of common and
  common stock equivalent shares outstanding     5,748,000      6,013,000
                                               ===========    ===========
     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    XSCRIBE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                (Unaudited)

                                                  1995           1994
                                               -----------    -----------
  CASH FLOWS FROM OPERATIONS:
     Income (loss) from continuing operations  $  (709,000)   $   881,000

     Adjustments:
        Depreciation and amortization            1,262,000      1,246,000
        Changes in assets and liabilities:
           Accounts receivable                     367,000       (646,000)
           Inventories                            (757,000)      (628,000)
           Prepaid expenses and other               40,000       (117,000)
           Accounts payable                       (397,000)      (324,000)
           Accrued liabilities and other           109,000         61,000
           Customer deposits                       578,000          8,000
                                               -----------    -----------
     Net cash flow provided by continuing
           operations                              493,000        481,000
     Net operating cash flows provided (used)
           by discontinued operation                 9,000       (312,000)
                                               -----------    -----------

  NET CASH PROVIDED BY OPERATIONS                  502,000        169,000

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                         (688,000)    (1,236,000)
                                               -----------    -----------

  NET CASH (USED) FOR INVESTING ACTIVITIES        (688,000)    (1,236,000)
                                               -----------    -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from credit facility, net            500,000        690,000
     Repayment of notes payable                   (171,000)       (59,000)
     Other                                         (34,000)        53,000
                                               -----------    -----------

  CASH FLOWS PROVIDED BY FINANCING ACTIVITIES      295,000        684,000
                                               -----------    -----------
  EFFECTS OF EXCHANGE RATES ON CASH                 24,000         (6,000)
                                               -----------    -----------
  NET INCREASE (DECREASE) TO CASH                  133,000       (389,000)

  CASH - BEGINNING OF PERIOD                       311,000        557,000
                                               -----------    -----------
  CASH - END OF PERIOD                         $   444,000    $   168,000
                                               ===========    ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 1995 AND MARCH 31, 1995 AND FOR
                THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)


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

       2.   SUPPLEMENTARY FINANCIAL INFORMATION

            Inventories
            -----------

            As of December 31, 1995, inventories consist of the following:

            Raw materials and
            spare parts              $2,233,000

            Work in process             965,000

            Finished goods            1,456,000
                                     ----------
                                     $4,654,000
                                     ==========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              RESULTS OF OPERATIONS

            Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.

                              Results of Operations

       Three months ended December 31, 1995 compared to the three months ended December 31, 1994
       ---------------------------------------------------------------

            Consolidated revenues in the quarter ended December 31, 1995 decreased $949,000 (16%) to $5,025,000 from $5,974,000 in the quarter ended December 31, 1994. Revenues in the Solutions Segment decreased $964,000 (30%) from $3,245,000 in prior quarter to $2,281,000 in the current quarter due to a continued decline in the computer-aided-transcription (CAT) system prices and units sold as well as a $597,000 decrease in groupware sales. Revenues in the Imaging Segment increased $15,000 (1%) to $2,744,000 in the quarter ended December 31, 1995 from $2,729,000 in the quarter ended December 31, 1994. This slight increase in the Imaging Segment revenues reflects a 57% decrease in computer-output-microfiche (COM) related revenue offset by a 34% increase in scanner product and service revenue.

            Consolidated gross margin decreased $456,000 (21%) from $2,134,000 in the quarter ended December 31, 1994 to $1,678,000 in the quarter ended December 31, 1995. Gross margin in the Solutions Segment decreased $653,000 (56%) from $1,163,000 in the prior quarter to $510,000 in the current quarter. This decrease in gross margin was due to volume and price decreases in the CAT business and the $597,000 decrease in groupware sales. Gross margin as a percent of sales in the Solutions Segment decreased from 36% in the quarter ended December 31, 1994 to 22% in the quarter ended December 31, 1995 primarily due to eroding CAT prices and a change in the mix of groupware sales from higher margin software sales to lower margin hardware sales. Gross margin in the Imaging Segment increased $197,000 (20%) from $971,000 to $1,168,000 in the quarters ended December 31, 1994 and 1995, respectively. Gross margin as a percent of sales in the Imaging Segment increased from 36% in the quarter ended December 31, 1994 to 43% in the quarter ended December 31, 1995. This increase resulted from volume efficiencies as well as a change in the mix from lower-margin COM duplicators towards higher-margin aperture card scanners.

            Selling, general and administrative expenses decreased $50,000 from $1,579,000 to $1,529,000 in the quarters ended
       December 31, 1994 and 1995, respectively. This decrease consists of a $140,000 increase in costs at Photomatrix to develop its sales and marketing channels, offset by $190,000 of cost reductions in the Solutions Segment and corporate headquarters.
       As a percent of sales, SG&A increased from 26% to 30% in the quarters ended December 31, 1994 and 1995, respectively, primarily due to the decrease in revenues referred to above.

            Product development expenses increased $72,000 from $103,000 in the quarter ended December 31, 1994 to $175,000 in the quarter ended December 31, 1995. Product development expenditures that were capitalized because they related to technologically feasible projects were $148,000 in the current quarter compared to $149,000 in the prior quarter. Total product development spending increased $71,000 from $252,000 in the prior quarter to $323,000 in the current quarter. This increased spending was due primarily to increased scanner-development activity at Photomatrix.

            Other income (expense), which consists primarily of interest expense, increased $17,000 from $44,000 to $61,000 in the quarters ended December 31, 1994 and 1995, respectively. This increase was due to an increase in borrowings under the Company's credit facility in the current quarter as compared to the prior quarter.

            The Company's provisions for income taxes were $1,000 and $3,000 in the quarters ended December 31, 1995 and 1994, respectively. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating losses and related carryforwards, net of valuation allowances.

            The decreases in revenues and gross margin and the increased product development and interest expenses, offset slightly by decreased SG&A expenses, resulted in a net loss from continuing operations of $88,000 for the quarter ended December 31, 1995. This compares to income from continuing operations of $405,000 for the quarter ended December 31, 1994.

            In the quarter ended December 31, 1994, the Company operated a scanning service bureau. Subsequent thereto, this service bureau was discontinued. Including the prior-quarter loss from discontinued operation of $104,000, net income decreased from $301,000 ($.05 per share) in the prior quarter to a net loss of $88,000 ($.02 per share) in the current quarter.


       Nine months ended December 31, 1995 compared to the nine months ended December 31, 1994
       ---------------------------------------------------------------

            Consolidated revenues for the period ended December 31, 1995 decreased $2,181,000 (13%) to $14,059,000 from $16,240,000 for the period ended December 31, 1994. Revenues in the Solutions Segment decreased $1,934,000 (21%) to $7,062,000 in the current period from $8,996,000 in the prior period. This decrease was due to decreased CAT sales volumes and continued price erosion as well as a $706,000 decrease in groupware sales. Revenues in the Imaging Segment decreased $247,000 (3%) to $6,997,000 in the period ended December 31, 1995 from $7,244,000 in the period ended December 31, 1994. The decrease in revenue in the Imaging Segment was due to a

       46% decrease in COM duplicator sales, offset by a 30% increase in scanner product and service revenue.

            Consolidated gross margins for the period ended December 31, 1995 decreased $1,378,000 (23%) to $4,662,000 from $6,040,000 in the period ended December 31, 1994. Gross margin in the Solutions Segment decreased $1,495,000 (42%) to $2,044,000 in the current period from $3,539,000 in the prior period. The decrease in gross margin was due to declining prices and sales volumes in the CAT marketplace, coupled with a decrease in groupware sales. Gross margin as a percent of sales in the Solution Segment decreased from 39% in the prior period to 29% in the current period due to continued CAT price erosion and product-mix issues. Gross margin in the Imaging Segment increased $117,000 (5%) to $2,618,000 in the period ended December 31, 1995 from $2,501,000 in the period ended December 31, 1994. Gross margin as a percent of sales in the Imaging Segment increased from 35% in the prior period to 37% in the current period due primarily to volume efficiencies and product mix issues.

            Sales, general and administrative expenses decreased $78,000 from $4,699,000 in the prior period to $4,621,000 in the current period. The decrease represents a $317,000 increase in SG&A expenses at Photomatrix to develop its sales and marketing channels, offset by $395,000 of cost reductions in the Solutions Segment and corporate headquarters. As a percent of sales, SG&A increased from 29% in the prior period to 33% in the current period, primarily due to the decreased revenues in the current period.

            Product development expenses increased $206,000 from $361,000 in the period ended December 31, 1994 to $567,000 in the period ended December 31, 1995. Product development expenditures that were capitalized because they related to technologically feasible projects were $481,000 in the current period compared to $508,000 in the prior period. Total product development spending increased $179,000 from $869,000 in the prior period to $1,048,000 in the current period. This increased spending was due primarily to increased scanner-development activity at Photomatrix.

            Other income (expense), which consists primarily of interest expense, increased $91,000 from $91,000 in the period ended December 31, 1994 to $182,000 in the period ended December 31, 1995. This increase was due to an increase in borrowings under the Company's credit facility in the current period as compared to the prior period.

            The Company's provisions for income taxes were $1,000 and $8,000 in the periods ended December 31, 1995 and 1994, respectively. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating losses and related carryforwards, net of valuation allowances.

            The decreases in revenues and gross margin, and the increased product development and interest expenses, offset slightly by the reduction in SG&A costs, resulted in a net loss from continuing operations of $709,000 ($.12 per share) for the period ended December 31, 1995. This compares to income from continuing operations of $881,000 ($.15 per share) for the period ended December 31, 1994.

            In the period ended December 31, 1994, the Company operated a scanning service bureau. Subsequent thereto, this service bureau was discontinued. Including the loss from discontinued operation of $274,000 and $15,000 in the prior and current periods, respectively, net income decreased from $607,000 ($.10 per share) in the period ended December 31, 1994 to a net loss of $724,000 ($.13 per share) in the period ended December 31, 1995.


                         Liquidity and Capital Resources

            Following is a discussion of Xscribe's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.


       Recent and Future Sources of and Demands on Liquidity and Capital
       Resources
       ---------------------------------------------------------------

            During the nine months ended December 31, 1995, the Company's primary sources of liquidity were cash generated by operations (net loss plus depreciation and amortization) of $553,000, reductions in the Company's accounts receivable of $367,000, increases in the Company's accrued liabilities of $109,000, increases in customer deposits of $578,000, proceeds from the Company's credit facility of $500,000, and cash reserves. Primary uses of cash in the period ended December 31, 1995 were to increase inventories ($757,000), reduce accounts payable ($397,000), capital expenditures ($688,000), and to repay notes payable ($171,000). In the period ended December 31, 1995, the Company's cash balance increased $133,000 from $311,000 to $444,000.

            In August 1995, the Company increased its total credit facility with a bank from $1.5 million to $2.0 million and converted $1.0 million of outstanding borrowings into a 48-month amortizing term loan at prime plus 1-1/2% per annum; monthly principal payments on this term note are $21,000. The remaining $1.0 million line of credit accrues interest on outstanding borrowings at prime plus 1-1/4% per annum. Outstanding borrowings under the credit facility are collateralized by all of the Company's assets. The Company is required to maintain certain financial balances and ratios, the most restrictive of which is a maximum debt to tangible net worth ratio of 1.0 to 1.0. The line expires in August 1996. The Company had a zero outstanding balance on the line of credit as of December 31, 1995.

            The Company is obligated under a series of notes payable totalling $777,000. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totalling $16,000 are due monthly.

            The Company's assured sources of future short-term liquidity as of December 31, 1995 are its cash balance of $444,000 and the unused portion of its line of credit of $1,000,000.

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

                           PART II - OTHER INFORMATION


       Item 6.   Exhibits and Reports on Form 8-K
                 --------------------------------

                 a.   Exhibits
                      --------
                      Exhibit 27 - Financial Data Schedule

                 b.   Reports on Form 8-K
                      -------------------
                      There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          XSCRIBE CORPORATION



       Date:     February 12, 1996        By   /s/ Suren G. Dutia
                                              ---------------------------
                                               Suren G. Dutia
                                               President
                                               Chief Executive Officer



       Date:     February 12, 1996        By   /s/ Bruce C. Myers
                                              ---------------------------
                                               Bruce C. Myers
                                               Chief Financial Officer



       Date:     February 12, 1996        By   /s/ Peter B. Harker
                                              ---------------------------
                                               Peter B. Harker
                                               Controller
                                               Principal Accounting
                                               Officer

                                  EXHIBIT INDEX
                                  -------------


       Exhibit        Description                                  Page
       -------        -----------                                  ----

         27           Financial Data Schedule                       16