Form 10-K
period 1996-03-31
XSCRIBE CORP /CA/
filed 1996-06-26
CIK 814427

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K



       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 1996

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from . . . . . . . to . . . . . . .


       Commission file number 0-16055
                              -------

                            XSCRIBE CORPORATION
          (Exact name of registrant as specified in its charter)


            California                             95-3267788
       ------------------------------             ------------
       State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)
       Employer Identification No.)

       6285 Nancy Ridge Drive,
       San Diego, California                           92121
       ------------------------                     ------------
       (Address of principal executive offices)      (Zip Code)


            Registrant's telephone number, including area code:
                               (619) 457-5091

        Securities registered pursuant to Section 12 (b) of the Act:

                                    None

        Securities registered pursuant to Section 12 (g) of the Act:

                                Common Stock

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X         No
                     ---           ---

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated hereby by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                 Yes  X         No
                     ---           ---

       The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 10, 1996, based on the average of the highest and lowest prices of such stock on that date was $5,179,000. The number of shares of common stock of Xscribe outstanding as of June 10, 1996, was 5,715,000.

                 DOCUMENTS INCORPORATED BY REFERENCE:
                 -----------------------------------

       1) Annual Report to Shareholders - Fiscal Year 1996 ("1996 Annual Report") -- Parts I, II and IV. With the exception of the -- information from the 1996 Annual Report specifically incorporated by reference in Parts I, II and IV, the Registrant's 1996 Annual Report to Shareholders is not deemed filed as a part of this report.

       2)   Proxy Statement dated June 21, 1996 ("1996 Proxy
            Statement")  -- Part III.

                                   PART I
                                   ------

       Item 1. Business

                                  GENERAL
                                  -------
       Incorporated by reference to Xscribe's 1996 Annual Report, page 1, under the heading "Company Description General."

               FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       Incorporated by reference to Xscribe's 1996 Annual Report, pages 20 through 21, under the heading "Notes to Consolidated Financial Statements - Note 3 - Segment Information."

                             PRINCIPAL PRODUCTS
                             ------------------
       Incorporated by reference to Xscribe's 1996 Annual Report, pages 1 through 3, under the heading "Products."

                         MARKETING AND DISTRIBUTION
                         --------------------------
       Imaging Products
       ----------------
       Xscribe Corporation's ("Xscribe") subsidiary, Photomatrix Corporation ("Photomatrix") markets its line of document scanners and its Vision QC image processing software to service bureaus via its direct sales force and also to high-volume end users through integrators and value-added resellers. In addition, effective February 1996, Photomatrix sells its document scanners to Bell & Howell Limited under an exclusive original equipment manufacturing (OEM) arrangement under which Bell & Howell Limited resells those scanners in Europe, Africa, the Indian sub-continent and the Middle East. Effective June 1996, Photomatrix also resells its document scanners to Bell & Howell under a separate OEM agreement under which Bell & Howell resells those scanners in the United States and Canada. The international agreement guarantees 35 units in the period from September 1995 to June 30, 1997 and the domestic agreement contains no minimum requirement. Generally, both Bell & Howell agreements preclude Photomatrix from selling document scanners to dealers or distributors who represent Bell & Howell scanners.

       Photomatrix distributes its aperture card scanning products primarily to systems integrators and value-added resellers ("VARs") who package the Photomatrix scanners with other software and hardware products for sale to end users. Because Photomatrix aperture card scanners are peripheral products which must be integrated with other products for end users, Photomatrix maintains close working relationships with major systems integrators and VARs. Photomatrix relies heavily on the sales efforts of its systems integrators and VARs to generate sales of aperture card scanners. Within this integrator and VAR distribution channel, Photomatrix sells its aperture card scanners under subcontracts to PRC, Inc. ("PRC") under a contract to provide electronic imaging systems to the Department of Defense. PRC is not obligated to order any minimum quantities and the timing and amount of the orders are not predictable. Photomatrix also sells, through its direct sales force, aperture card scanning systems to service bureaus which provide scanning services to engineering drawing end users.

       Photomatrix generally provides a 90-day warranty on its products and offers, for sale, annual maintenance contracts thereafter. The warranty and maintenance work is typically provided through Photomatrix field service employees who are located throughout the United States. Photomatrix also performs repair services for and supplies replacement parts to Eastman Kodak Company (which previously sold Photomatrix product under a private-label agreement).

       Computer-Aided Transcription (CAT) Systems
       ------------------------------------------
       Xscribe Legal Systems, Inc. ("Legal Systems") currently markets its CAT products in the United States and Canada through a telesales staff located at the Company's headquarters and through independent commissioned sales representatives located throughout the United States. The independent sales representatives primarily cover major metropolitan areas and the telesales effort covers customers located outside these major metropolitan areas. The telesales group also provides marketing support for the independent sales representatives.

       Legal Systems' CAT sales efforts target the court reporting industry as a whole, including existing Legal Systems' CAT system users, existing users of competitors' products, new court reporters, court reporting firms and court reporting schools. Legal Systems offers each customer the option of purchasing CAT systems for cash, or if the customer qualifies, financing the purchase through a lease between the customer and a third party finance company. Leases typically are non-recourse to Legal Systems and have a five-year term and an option to buy the system at the end of the lease.

       Legal Systems' line of writers is serviceable under a one-year warranty for parts and labor. Warranty work is performed at the Xscribe's headquarters or subcontracted to a network of independent authorized service providers. Service extension contracts are available. Personal computers and printers sold by Legal Systems are generally serviceable by the manufacturer under a one-year warranty for parts and labor. Legal Systems provides customer software support by telephone under semi-annual maintenance contracts subject to semi-annual renewal.

       GROUPWARE
       ---------
       Xscribe's subsidiary, Lexia Systems, Inc. ("Lexia") distributes International Computers Limited's ("ICL", a subsidiary of Fujitsu) OfficePower groupware systems in the United States through a direct sales force of four individuals currently located on the East coast and supported by a pre-sales support staff of one individual who handles demonstration and technical requirements. Currently this sales force focuses on the upgrade of the OfficePower installed base to the recent release of OfficePower and on the opportunity to add new functionality to these installations (e.g. document management). This direct sales group will also focus on the sale of OfficePower and TeamWARE to new installations, primarily in the commercial markets.

       ICL provides a 90-day warranty on its software and hardware products which Lexia passes on to its customers. ICL and Lexia have arrangements with a third party maintenance organization which provides hardware warranty work and sells annual hardware and mainframe operating system support contracts to Lexia's customers. Lexia provides application software support services to its customers by telephone, primarily under month-to-month contracts.

                      RAW MATERIALS AND MANUFACTURING
                      -------------------------------

       Imaging Products
       ----------------
       Photomatrix manufactures its aperture card scanners and document scanners at its manufacturing facilities in Culver City, California. Photomatrix's operations consist of procurement, kit packaging, assembly of circuit boards, wiring and assembly and quality control testing of all parts, components, subassemblies and final assemblies of all products. Photomatrix manufactures its own boards, including 32 bit, EISA-bus technology image processing and compression boards used in its Series 6000 scanning products. Photomatrix's products incorporate electronic, imaging and mechanical components purchased from various vendors. The electronic components, including the computer chips, are generally available from multiple sources. Photomatrix currently uses Fairchild, Kodak and Sony CCD's in the Photomatrix cameras in its aperture card and document scanning products. However, other commercially available CCD cameras could be substituted if necessary. Photomatrix copies, labels and packages its software products.

       Photomatrix's products contain numerous mechanical components that are machined specially for Photomatrix's products. Photomatrix relies upon several specific vendors as the sole source of its custom-machined parts. Although many vendors can provide this machine work, tools and molds needed for this process are in the possession of (and in some cases, owned by) its machine-shop vendors, and Photomatrix could experience supply disruption if one of these vendors failed to meet its supply obligations.

       Photomatrix also bundles its aperture card scanners and document scanners with commercially available personal computers, work stations, high-resolution monitors, optical disk drives and other compatible peripherals and with Microsoft Windows, Novell NetWare and other commercially available software.

       CAT SYSTEMS
       -----------
       Legal Systems assembles its proprietary line of writers at its manufacturing facility in San Diego, California. Legal Systems' operations consist of procurement, kit packaging, assembly and quality control testing of all parts, components, subassemblies and final assemblies of products. Contractors assemble printed circuit boards and mechanical components which are then individually tested by Legal Systems. Once integrated, all systems are subjected to a continuous burn-in cycle while undergoing diagnostic tests. Legal Systems develops, copies, labels and packages its software products.

       Legal Systems' writer products contain numerous mechanical components that are machined specially for Legal Systems' products. Legal Systems relies upon several specific vendors as the sole source of its custom-machined parts. Although many vendors can provide this machine work, tools and molds needed for this process are in the possession of (and in some cases, owned by) its machine-shop vendors, and Legal Systems could experience supply disruption if one of these vendors failed to meet its supply obligations.

       There is a risk that one or more of the components included in writers may be discontinued by the manufacturer due to lack of demand for palm-top computers with miniaturized parts or for other reasons or that other StenoRam or Vision 486 components may become obsolete. Legal Systems intends to monitor closely the availability of the components and to engineer alternative components into the product when necessary. However, Legal Systems could experience supply disruptions and/or price increases for these components and the re-engineering costs could exceed costs justified by the expected returns on the products.

       GROUPWARE
       ---------
       Lexia resells products manufactured by ICL and others. Lexia does not develop or manufacture any software or hardware products. Lexia relies on ICL and others to provide quality products that meet the needs of U.S. customers. There is a risk that ICL will not adequately support the U.S. market for its products by not supplying Lexia with quality product upgrades, enhancements and bug fixes or by not providing warranty services and other support. If this occurs, Lexia's marketing efforts and customer relations may be adversely affected.

       INTELLECTUAL PROPERTY RIGHTS AND LICENSES
       -----------------------------------------
       Electronic Image Management Products Photomatrix relies upon copyright and trade secret laws to protect its software and firmware used in its aperture card scanner and document scanner products. Photomatrix has registered under Federal law design documents for its document scanner and certain of its product maintenance manuals, operations manuals and parts catalogues.

       Photomatrix holds a perpetual nonexclusive license to use, manufacture, and distribute aperture card scanners, microfiche scanners, single and double sided document scanners that scan documents no greater than 12 inches in width and 24 inches in length and multiformat scanners provided that the manufacturer's net invoice price is not less than $7,000 for document scanners and $10,000 for all scanners that use certain imaging technology of Scan-Graphics, Inc., subject to United States Patent No. 4,972,273. Photomatrix is obligated to pay Scan-Graphics a royalty of 12% of Photomatrix's net sales price for all aperture card scanners manufactured, sold and delivered by Photomatrix until December 31, 1998. Photomatrix is not obligated to pay any royalties with respect to document scanners, whole fiche scanners, roll film scanners and/or multiformat scanners even if the scanners use the patented technology or any derivative of such technology. If Photomatrix discontinues its manufacturing of aperture card scanners, then it is obligated to negotiate with Scan-Graphics to sell Scan-Graphics a nonexclusive right to manufacture and sell the aperture card scanners.

       Photomatrix is a party to a nonexclusive reseller agreement with Image Machines Corporation for a Windows driver for Photomatrix's aperture card scanners and for viewing and editing software. Under the reseller agreement, Photomatrix purchases the software for resale on a per copy basis. The Image Machines software is not bundled with aperture card scanners sold through PRC or Intergraph who have developed their own software for use with the scanners. Photomatrix offers with its scanners a SCSI developers' tool kit for writing a Photomatrix scanner driver.

       Photomatrix also purchases and resells as part of the Series 6000 document scanner a board manufactured by Seaport Imaging that enables the scanning of bar codes.

       Photomatrix holds a nonexclusive license which expires in March 1998 from Educational Testing for an algorithm used for gray scaling images in Series 6000 document scanner and pays a $20 per unit royalty on sales of its dual-sided scanners and $10 per unit on its single sided
       4000 document scanner.

       Photomatrix holds a non-exclusive, perpetual, paid-up license to use and sublicense its Vision QC software to end-users, and Photomatrix owns the trademark Vision QC. The software and its source code are owned by Eureka Software Solutions, Inc., and Eureka and NightRider, a service bureau, have the right to sublicense the software to third parties.

       Photomatrix bundles its Series 6000 document scanner with Microsoft DOS and Windows which it purchases on a per copy basis.

       COMPUTER-AIDED TRANSCRIPTION SYSTEMS
       ------------------------------------
       Legal Systems relies upon federal and common law copyright laws, trade secret laws, trademark laws, patents and contracts to protect proprietary rights in the CAT products.

       Legal Systems holds a patent, that expires in August 2005, for the design of the housing for its StenoRam writers. Legal Systems also holds a patent, expiring in October 6, 2009, for a note marker assembly used in its writers that enables the simultaneous marking in ink of steno notes on paper and the electronic marking of the steno notes stored in the writer's memory, and a patent, expiring in February 2010, for a compact and disposable ribbon cartridge system used in its writers. Legal Systems only has one significant competitor in the manufacturer of writers, and does not view its patents as a material barrier to competition. However, Legal Systems' patents for certain features may give Legal Systems a marketing advantage in selling its writers.

       Xscribe has registered, under Federal law, the trademarks Xscribe, StenoRam, XEC-2001, and Vision 486. Legal Systems relies upon copyright and trade secret laws to protect its proprietary rights in its CAT software and firmware. Legal Systems registered under federal law its copyright to its XEC-2001 software. Legal Systems also uses security devices to prevent unauthorized copying of its software.

       Legal Systems holds a perpetual nonexclusive license to manufacture, use, sell or lease stenotype writers with mechanical components designed under a patent that expires in the year 2000 and pays the inventor a per unit royalty. Legal Systems purchases from American Megatrends, Inc. and resells on a per unit basis end-user licenses for a keyboard BIOS and a system BIOS used in the Vision 486 machine.

       Legal Systems also holds a nonexclusive, perpetual (subject to termination) and nontransferable license from Microlytics to distribute and sublicense a spellchecker software module along with Black's legal and Stedman's medical dictionary modules integrated with Legal Systems' PC-based software programs.

       Legal Systems bundles its CAT products with third party software packages, including Microsoft DOS and Quarterdeck's Desqview, that it purchases through its computer vendors.

       LEXIA GROUPWARE PRODUCTS
       ------------------------
       Subject to a proposed settlement agreement described below, Lexia holds a minimum five-year exclusive right to distribute ICL's OfficePower and TeamOffice groupware products to the United States legal marketplace and to certain specified commercial and governmental accounts that were former customers of the North American Sales Division of ICL Inc. and nonexclusive rights to distribute these products to other customers in the United States and Canada. Lexia also has a nonexclusive right to resell hardware manufactured by ICL. The distribution agreement does not confer any rights or licenses in and to the proprietary rights of ICL or its affiliates other than the right to sublicense the software programs to end-users, and Lexia does not control any of the product engineering or manufacturing.

       Under the distribution agreement, ICL supplies the products to Lexia against purchase orders, and Lexia pays ICL a royalty based upon its license fee for direct resales of the products, which is payable 60 days after delivery. Lexia is not obligated to purchase any minimum quantities from ICL. ICL has a security interest in the proceeds of Lexia's product sales.

       ICL has the option to convert the exclusive rights granted to Lexia into nonexclusive rights during the 60 days following a Change of Control Transaction affecting Xscribe or Lexia. A Change in Control Transaction is defined as a transaction or series of transactions that results in a significant competitor of ICL or its Affiliates beneficially owning more than 50% of the outstanding voting power of Xscribe or Lexia or results in a significant competitor replacing a majority of the board of directors of Xscribe or Lexia.

       ICL and Xscribe have reached a settlement in principal related to certain disagreements between the parties whereby, among other things, Xscribe will forfeit the majority of the exclusivity rights described above. Lexia would continue as a non-exclusive reseller of ICL groupware products to end users. This proposed settlement is more fully described in the Annual Report incorporated herein by reference.

       SEASONAL BUSINESS
       -----------------
       The Company (collectively defined as Xscribe and its subsidiaries) does not consider its business to be seasonal.


       WORKING CAPITAL
       ---------------
       Incorporated by reference to Xscribe's 1996 Annual Report, pages 7 through 8, under the heading "Liquidity and Capital Resources."

       SIGNIFICANT CUSTOMERS
       ---------------------
       One customer (Eastman Kodak) accounted for 21 percent of the Company's total revenues for fiscal year 1994. No other customer accounted for more than 10 percent of the Company's total revenues during fiscal years 1996, 1995 or 1994.

       BACKLOG
       -------
       The Company generally does not have a material order backlog at any time because the Company normally fills orders within the delivery schedules requested by customers (generally within 30 days).

       GOVERNMENT SALES
       ----------------
       The Company (through Photomatrix) has a subcontract to PRC's contract with the U.S. Department of Defense (see "Competition"). Photomatrix is not guaranteed any orders under the subcontract which provides that PRC will issue purchase orders for products when the purchase orders are fully funded. Purchase orders are subject to termination if the government terminates the prime contract 25 days prior to the delivery date for the product.

                                COMPETITION
                                -----------
       IMAGING PRODUCTS
       ----------------
       Photomatrix's document scanners compete in the medium-to-high-speed paper scanner market with Kodak, Fujitsu, Bell and Howell, and BanTec Technologies (formerly

       Terminal Data Corporation). Competition in this segment is based upon price, image quality, paper handling capabilities, throughput speeds, ease of use, reliability and quality and speed of maintenance services. Photomatrix believes that its primary competitive advantages in this segment of the market are its price-performance relationship, including its relative speed, image quality, reliability and rugged build. All of its primary competitors, however, have substantially greater resources than Photomatrix for marketing and distribution and for purchasing and maintaining market share. There is no assurance that Photomatrix will be able to maintain a competitive position in this market.

       Photomatrix's competitors in the aperture scanning market are Wicks & Wilson, a United Kingdom company, and Vidar Systems Corporation, a subsidiary of Sweden's Yggdrasil. Photomatrix is not able to estimate the size of this market but believes that it is currently limited due to the cost constraints of converting engineering backfiles of aperture cards and the related systems into electronic storage and retrieval systems. Photomatrix is the only approved aperture card vendor for the United States Department of Defense Engineering Data Management Information and Control System ("EDMIC") contract awarded to PRC in 1989 and the EDMIC's program currently is a significant source of demand for this product. The principal competitive advantages of the Photomatrix aperture card scanners are its image enhancement features, high speed accurate conversion features and reliability. Photomatrix's products are higher-end products and are priced higher than other currently marketed products.

       CAT SYSTEMS
       -----------
       The CAT industry in which Legal Systems operates is highly competitive, based upon product features, performance, reliability, speed, and service capabilities.

       Based upon marketing information gathered by Legal Systems, the Company believes that industry-wide revenues from sales of CAT systems and writers to court reporters and related customer support, maintenance and training services are approximately $30 to $35 million per year. The Company believes that industry revenues will decline significantly in the future. Industry revenues are significantly dependent upon new reporters entering the market and the replacement market because most court reporters now use CAT systems. Market saturation and competition in a shrinking market continue to cause industry-wide price erosion on CAT systems.

       Legal Systems considers its primary competition in CAT software to be Stenograph Corporation, a subsidiary of Heico Corporation. Other competitors include StenoCAT, Cheetah

       Systems, Advantage Software and Advanced Translations. In the market for stenographic writers, Legal Systems' only substantial competitor is Stenograph Corporation. In addition to its direct sales of writers to customers, Legal Systems also sells its writers to other CAT software competitors for use with their CAT software systems.

       Regarding industry-wide revenues, Stenograph has a market share of approximately 50% to 60% which is significantly greater than Legal Systems' share of about 20%. Four other competitors, StenoCAT, Cheetah Systems, Advantage Software and Advanced Translations share the majority of the remaining 20% to 30% market share.

       Legal Systems views its primary competitive advantage to be the technological superiority of its line of writers, the diversity in the features and capabilities of its CAT software, the quality of its customer support and the compatibility of its PC-based CAT software with Legal Systems' previous proprietary systems.

       GROUPWARE
       ---------
       The U.S. groupware market in which Lexia competes is dominated by industry leaders including Lotus Development (a subsidiary of IBM), Microsoft and Novell. These companies have substantially greater product development and marketing resources than does Lexia. Further, although the ICL products that Lexia resells are well known in Europe, these products are generally not known in the U.S. ICL has not committed substantial resources to the U.S. market.

       Lexia believes that its primary competitive advantage with respect to OfficePower is its ability to handle Windows-based PC's or character terminals as the user interface. Few competitors market a product that offers this mixed user interface advantage with the functionality and X.400 mail capabilities of OfficePower. However, host-based groupware systems like OfficePower that support character terminals have become less popular in recent years because of the increased power and affordability of PC's. Alternative systems that capitalize on the increased power of PC's using client/server architecture and distributed processing technology have become more popular. As a result, Lexia's market for new OfficePower customers is likely limited to the declining number of opportunities where the customer already owns a large number of character terminals and is reluctant to migrate to PC's.

       Because of the declining market for OfficePower, Lexia's future growth potential is heavily dependent on Lexia's ability to market TeamWare, ICL's client/server groupware offering. Lexia views its TeamWare competitive advantages to be its scalability, its X.400 mail capabilities and its balance between its out-of-the-box functionality and customization possibilities. However, the U.S. client/server groupware market is dominated by industry leaders including Lotus, Microsoft and Novell. These companies may have greater product development resources than ICL and have substantially greater marketing resources than does Lexia. Accordingly, Lexia's ability to market TeamWare is heavily dependent on ICL's and Fujitus's success in creating market momentum for TeamWare in the U.S. Although TeamWare is well known in Europe, ICL has not committed substantial resources to the U.S. market and, as a result, the TeamWare product is not well known in this market. Accordingly, there can be no assurance that Lexia will be successful in its efforts to market TeamWare in the U.S. market.

       RESEARCH AND DEVELOPMENT
       ------------------------
       During the last three fiscal years, the Company expended
       $1,546,000 (fiscal year 1996), $1,245,000 (fiscal year 1995), and $1,733,000 (fiscal year 1994) on company-sponsored research and development projects, including projects performed by consultants for the Company and including capitalized software development costs.

       The Company is currently engaged in the development of competitive enhancements to the Photomatrix line of scanners and Legal Systems' writers and CAT software. There is no assurance that the Company will successfully complete current or planned development projects or will do so within the time parameters and budgets established by the Company, and there is no assurance that a market will develop for any product successfully developed.

       The Company works closely with independent user groups in an attempt to develop enhancements and new products in response to customer needs.

       The Company's management expects that consolidated research and development expenditures (including capitalized software development costs) will total about $1 million for the coming year.

       ENVIRONMENTAL LAWS
       ------------------
       Compliance with Federal, state and local laws enacted for the protection of the environment have not had a material effect upon the Company's capital expenditures, earnings or competitive position to date. The Company does not anticipate that it will have to incur any material expenses in the future in order to comply with Federal, state or local laws because of the nature of its products and manufacturing operations.

       EMPLOYEES
       ---------
       At June 1, 1996, the Company had about 130 employees, none of whom is subject to a collective bargaining agreement. The
       Company considers its relationship with its employees to be good.

       FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA
       ---------------------------------------------------
       Incorporated by reference to Xscribe's 1996 Annual Report, pages 20 through 21, under the heading "Notes to Consolidated Financial Statements - Note 3 - Segment Information."

       EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY
       -----------------------------------------------------------
       Set forth below is certain information about the executive officers of Xscribe and its subsidiaries as of June 1, 1996.

       Mr. Suren G. Dutia has been a director and has served as the President and Chief Executive Officer of the Company since January 1989. He was elected to be the Chairman of the Board of the Company in September 1990. He also serves as the chief executive officer of each of Xscribe's subsidiaries. Prior to January 1989, Mr. Dutia was associated from 1981 to December 1988 with Dynatech Corporation, a diversified high-technology company headquartered in Burlington, Massachusetts. From 1986 to 1988, Mr. Dutia was a Division Manager and Vice President. Mr. Dutia was responsible for several subsidiaries, including one operating subsidiary for which he acted as president. He directed turnaround/divestiture activities for Dynatech and handled investor relations.

       Mr. Bruce C. Myers joined Xscribe as Vice President Finance and Administration, Chief Financial Officer and Secretary on June 12, 1989. In February 1994, Mr. Myers assumed the additional responsibility of Chief Operating Officer. From December 1977 to June 1989, Mr. Myers worked for Arthur Andersen & Co., most recently as a senior audit manager. At Arthur Andersen & Co., Mr. Myers supervised audits and performed financial consulting services for high-technology companies.

       Set forth below is certain information about significant employees of the Company as of June 1, 1996.

       Mr. Del Glover joined Photomatrix in February 1996 as Vice
       President of Sales and Marketing. For the eight years prior to that, Mr. Glover was Director, Peripheral Products
       Division of Ricoh Corporation.

       Mr. William Sheppard joined Photomatrix in July 1985 as Vice President of Engineering. Prior to that, Mr. Sheppard served in various engineering management positions with Planning Research Corporation, the U.S. Naval Ocean Systems Center and as president of Saguaro Systems Corporation, a consulting firm.

       Mr. Jay Zimmet joined Lexia as its Vice President of Sales in October 1993. Prior to joining Lexia, Mr. Zimmet served as the Director of Sales and in other sales management positions for ICL's North American Sales Division and its predecessor business, CCI.

       Item 2.   Property
       -------   --------
       Incorporated by reference to Xscribe's 1996 Annual Report, page 3, under the heading "Facilities."

       Item 3.   Legal Proceedings
       -------   -----------------
       Incorporated by reference to Xscribe's 1996 Annual Report, page 4, under the heading "Legal Proceedings." In addition, the Company is involved in routine litigation incidental to its business.

       Item 4.   Submission of Matters to a Vote of Security Holders
       -------   ---------------------------------------------------
       None.

                                  PART II
                                  -------

       Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters
       -------   -------------------------------------------------
       Incorporated by reference to Xscribe's 1996 Annual Report, page 27, under the heading "Securities Data."


       Item 6.   Selected Financial Data
       -------   -----------------------
       Incorporated by reference to Xscribe's 1996 Annual Report, page 4, under the heading "Selected Financial Data."


       Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
       -------   -------------------------------------------------
       Incorporated by reference to Xscribe's 1996 Annual Report, pages 5 through 10 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       Item 8.   Financial Statements and Supplementary Data
       -------   -------------------------------------------
       Incorporated by reference to the Consolidated Financial Statements of Xscribe together with the report thereon of KPMG Peat Marwick LLP on pages 11 through 26 of the 1996 Annual Report and the "Quarterly Financial Data (Unaudited)" on page 27 of Xscribe's Annual Report.


       Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure
       -------   ------------------------------------------------
       None.


                                  PART III
                                  --------

       Item 10.  Directors and Executive Officers of the Registrant
       --------  --------------------------------------------------
       Incorporated by reference to Xscribe's 1996 Proxy Statement pages 3 through 5 under the heading "Election of Directors." See also Part I, Item 1, under the heading "Executive Officers and Significant Employees of the Company."


       Item 11.  Executive Compensation
       --------  ----------------------
       Incorporated by reference to Xscribe's 1996 Proxy Statement, pages 7 through 9 under the headings "Executive
       Compensation."


       Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management
       -------   ---------------------------------------------------
       Incorporated by reference to Xscribe's 1996 Proxy Statement, pages 2 through 3, under the heading "Beneficial Ownership of Company Securities," and page 7 under the heading "Stock Ownership by Directors and Executive Officers."


       Item 13.  Certain Relationships and Related Transactions
       --------  ----------------------------------------------
       Incorporated by reference to Xscribe's 1996 Proxy Statement, page 6, under the heading "Certain Transactions."

                                  PART IV
                                  -------
       Item 14.  Exhibits, Financial Statements, Schedule and
                 Reports on Form 8-K

       (a) (1) The Consolidated Financial Statements together with the report thereon of KPMG Peat Marwick LLP dated June 3, 1996, incorporated by reference to Xscribe's 1996 Annual Report are as follows:


                                                         1996 Annual
                                                         Report Page

       Independent Auditors' Report                               11
       Consolidated Balance Sheets                                12
       Consolidated Statements of Operations                      13
       Consolidated Statements of Shareholders' Equity            14
       Consolidated Statements of Cash Flows                      15
       Notes to Consolidated Financial Statements              16-26


       (2)  Schedule

       The Consolidated Financial Statement Schedule listed under
       Item 14(d) is filed as part of this Annual Report on Form
       10-K. All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

       (3) Exhibits

       The exhibits listed under Item 14(c) are filed as part of this Annual Report on Form 10-K. Executive Compensation Plans and Arrangements:

       10.8   1992 Xscribe Stock Option Plan and sample agreement.

       10.11 Executive Employment Agreement between the Company and Suren G. Dutia dated December 20, 1988.

       10.24 Description of executive bonus arrangements and executive severance plan.

       10.25  1994 Xscribe Stock Option Plan and sample agreements.

       (b)    Reports on Form 8-K

              No reports on Form 8-K were filed by Xscribe during the fiscal quarter ended March 31, 1996.

       (c)    Exhibits

              3.1     Amended and Restated Articles of
                      Incorporation, as amended

              3.3     Bylaws

       10.1 Proprietary Rights Agreement dated April 28, 1988 between Photomatrix Corporation and Eastman Kodak
              Corporation (ii)

       10.2   Settlement Agreement dated January 11, 1993 between
              Photomatrix Corporation and Scan-Graphics, Inc. (iii)

       10.3   Lease Agreement between Photomatrix and Buckingham
              Heights Business Park dated May 12, 1987 along with the First Amendment dated May 26, 1993 (iii)

       10.4   Lease Agreement between Photomatrix and EVB Limited
              Partnership-I dated December 17, 1987 (iii)

       10.5 Lease Agreement between Photomatrix Limited and Bermer Limited dated May 31, 1989 (iii)

       10.6 Promissory Notes dated April 30, 1993 in the aggregate principal amount of $776,607 payable to the following members of the Wyly family and affiliates: Sam Wyly, Charles Wyly, Jr., Evan Wyly, Donald Miller, First Dallas International, Ltd., and Premier Partners (iii)

       10.7 Subcontract dated March 31, 1991 between PRC, Inc. and Photomatrix (iii)

       10.8   1992 Xscribe Stock Option Plan and Sample Agreement
              (iii)

       10.9 Fifth and Sixth Amendments to Lease Agreement between Carroll Vista Associates and Xscribe dated December 1, 1992 and March 23, 1993, respectively (iii)

       10.10 Lease between The Boone Family Trust and the Company dated March 19, 1992 (i)

       10.11 Executive Employment Agreement between the Company and Suren G. Dutia dated December 20, 1988

       10.15 Lease between Carroll Vista Associates, a California Limited Partnership, and the Company dated November 2, 1990, as amended by First Amendment to Lease dated February 26, 1991, and Second Amendment to Lease dated April 2, 1991 (ii)

       10.18  Purchase Agreement dated October 22, 1993, among
              Xscribe Corporation, Xscribe Acquisition, Inc. (n.k.a. Lexia Systems, Inc.) and ICL, Inc. (iv)

       10.19 Distribution and License Agreement dated October 25, 1993, between Xscribe Acquisition, Inc. and
              International Computers Limited (iv)

       10.21  Standard Sublease dated May 3, 1994 between
              Photomatrix Corporation and Antares Corporation (v)

       10.22  Settlement Agreement dated September 1, 1992 among
              Xscribe Corporation, Quixote Corporation, Bennie C.
              Fulkerson and Michael A. Smith (v)

       10.24 Description of executive bonus arrangements and executive severance plan (v)

       10.25  1994 Xscribe Stock Option Plan and Sample Agreements
              (vi)

       10.26 Amendment (dated May 6, 1994) to the Supply Agreement dated March 12, 1986 between Eastman Kodak Company and Photomatrix Corporation (vii)

       10.27  Software Development and License Agreement dated
              September 24, 1994 among Eureka Software Solutions,
              Inc. and NightRider and Xscribe Corporation (vii)

       10.30 Security and Loan Agreement between Imperial Bank and Xscribe Corporation dated June 17, 1996 and related documents.

       10.31 OEM Purchase Agreement for Photomatrix Scanners dated February 8, 1996 between Bell & Howell Limited and
              Photomatrix Corporation. (This exhibit subject to request for confidential treatment.)

       10.32 OEM Purchase Agreement for Photomatrix Scanners dated June 12, 1996 between Bell & Howell Operating Company and Photomatrix Corporation. (This exhibit subject to request for confidential treatment.)

       13.1   1996 Annual Report to Shareholders

       21.1   Subsidiaries of the registrant as of March 31, 1996:
              -  Photomatrix Corporation, Nevada
              -  Lexia Systems, Inc., California
              -  Xscribe Imaging, Inc., California
              -  Xscribe Legal Systems, Inc., California

       23.1   Independent Auditors' Report on Schedule

       23.2   Independent Auditors' Consent

       24.1   Power of Attorney (see signature pages)

       (i) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, filed with the Securities and Exchange Commission on June 26, 1992.

       (ii) Incorporated by reference to exhibits filed with the Company's Post Effective Amendment No. 2 to its Registration Statement on Form S-2 (No. 33-43036) filed with the Securities and Exchange Commission on June 14, 1993.

       (iii) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, filed with the Securities and Exchange Commission on June 29, 1993.

       (iv) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated October 25, 1993, filed with the Securities and Exchange
              Commission on November 5, 1993.

       (v) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Securities and Exchange Commission on June 29, 1994.

       (vi) Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-8
              (No. 33-61951) with the Securities and Exchange
              Commission on August 18, 1995.

       (vii) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities and Exchange Commission on June 29, 1995.

       (d)    Schedule

              Schedule II Valuation and Qualifying Accounts

                                 SIGNATURES
                                 ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 25, 1996.

                                XSCRIBE CORPORATION


                                by   /s/ Suren G. Dutia
                                     --------------------------
                                     Suren G. Dutia, President,
                                     Chief Executive Officer
                                     and Chairman of the Board

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Suren G. Dutia and Bruce C. Myers, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to the Report on Form 10-K and file the same with the exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or a substitute or substitutes, may do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

       Signature                 Capacity               Date
       ---------                 --------            ----------


       /s/ Suren G. Dutia          President, Chief         6/25/96
          ---------------------    Executive Officer
          Suren G. Dutia           and Chairman of
                                   the Board President,
                                   Chief Executive
                                   Officer

       /s/ Bruce C. Myers          Chief Operating Officer  6/25/96
          ---------------------    Officer and Chief
          Bruce C. Myers           Financial Officer

       /s/ Peter B. Harker         Principal Accounting     6/25/96
          ---------------------    Officer
          Peter B. Harker

       /s/ Donald R. Miller, Jr.   Director                 6/24/96
          ---------------------
          Donald R. Miller, Jr.

       /s/ Patrick W. Moore        Director                 6/24/96
          ---------------------
          Patrick W. Moore

       /s/ Ira H. Sharp            Director                 6/24/96
          ---------------------
          Ira H. Sharp

       /s/ John F. Staley          Director                 6/24/96
          ---------------------
          John F. Staley

       /s/ Jukka V. Norokorpi      Director                 6/24/96
          ---------------------
          Jukka V. Norokorpi

       /s/ Evan A. Wyly            Director                 6/24/96
          ---------------------
          Evan A. Wyly

                    XSCRIBE CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                      XSCRIBE CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           Balance,                                Balance,
                           Beginning                               End
   Description             of Year   Expense   Acquired  Write-Off of Year
   -----------              --------- -------   --------  --------- --------
   Fiscal Year 1996
   ----------------
   Allowance for
     Uncollectible
     Accounts Receivable   $227,000  $235,000  $      -  $244,000  $218,000
                           ========  ========  ========  ========  ========
   Inventory Excess and
     Obsolescence Reserve  $414,000  $394,000  $      -  $150,000  $658,000
                           ========  ========  ========  ========  ========
   Warranty Reserve        $ 60,000  $ 32,000  $      -  $ 31,000  $ 61,000
                           ========  ========  ========  ========  ========

   Fiscal year 1995
   ----------------
   Allowance for
     Uncollectible
     Accounts Receivable   $305,000  $103,000  $      -  $181,000  $227,000
                           ========  ========  ========  ========  ========
   Inventory Excess and
     Obsolescence Reserve  $303,000  $188,000  $      -  $ 77,000  $414,000
                           ========  ========  ========  ========  ========
   Warranty Reserve        $ 63,000  $ 22,000  $      -  $ 25,000  $ 60,000
                           ========  ========  ========  ========  ========

   Fiscal year 1994
   ----------------
   Allowance for
     Uncollectible
     Accounts Receivable   $220,000  $ 90,000  $  8,000  $ 13,000  $305,000
                           ========  ========  ========  ========  ========
   Inventory Excess and
     Obsolescence Reserve  $376,000  $ 21,000  $550,000  $644,000  $303,000
                           ========  ========  ========  ========  ========
   Warranty Reserve        $ 48,000  $ 43,000  $ 31,000  $ 59,000  $ 63,000
                           ========  ========  ========  ========  ========

                                  EXHIBIT INDEX
                                  -------------


   No.      Description                                  Page
   -----------------------------------------------------------

   3.1      Amended and Restated Articles of
            Incorporation                                  25

   3.3      Bylaws                                         30

   10.11    Executive Employment Agreement                 52

   10.30    Security and Loan Agreement                    58

   10.31    Purchase Agreement                             73

   10.32    Purchase Agreement                             95

   13.1     Annual Report                                  110

   21.1     Subsidiaries of the Registrant                 157

   23.1     Independent Auditors' Report
            on Schedule                                    158

   23.2     Independent Auditors' Consent                  159

   24.1     Power of Attorney                              160

   27       Financial Data Schedule                        161

                                EXHIBIT 3.1

                            AMENDED AND RESTATED
                        ARTICLES OF INCORPORATION OF
                            XSCRIBE CORPORATION,
                          a California corporation



            Suren G. Dutia and Bruce C. Meyers certify that:

            1. They are the duly elected and acting President and Secretary, respectively, of the corporation named above.

            2. The Articles of Incorporation of the corporation shall be amended and restated to read in full as follows:

                                 ARTICLE I:

            The name of the corporation is Xscribe Corporation.

                                ARTICLE II:

            The purpose of the corporation is to engage in any lawful activity for which a corporation may be organized under the General Corporation Law of California other than the banking business, the trust company business or the practice of a profession permitted to be incorporated by the California
     Corporation Code.

                                ARTICLE III:

            The name and complete business address and the state of the corporation's agent for service of process is Xscribe
     Corporation, c/o Suren G. Dutia, 6285 Nancy Ridge Drive, San
     Diego, California  92121.

                                ARTICLE IV:

            The Corporation is authorized to issue two classes of shares of capital stock to be designated respectively Common Stock and Preferred Stock. The number of shares of Common Stock authorized is 30,000,000. The number of shares of Preferred Stock authorized is 3,173,275. The Preferred Stock may be issued in one or more series. The Board of Directors is authorized to fix the number of any such series of Preferred Stock and to determine the designation of any such series. The Board of Directors is further authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease

     (but not below the number of shares of such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series.

                                 ARTICLE V:

            The liability of directors of the Corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.

                                ARTICLE VI:

            The Corporation is authorized to provide, whether by bylaw, agreement or otherwise, indemnification of agents (as defined in Section 317 of the General Corporation Law of California) in excess of that expressly permitted by said Section 317 for those agents of the Corporation for breach of duty to the Corporation and its stockholders; provided, however, that such provision may not provide for indemnification of any agent for any acts or omissions or transactions from which a director may not be relieved of liability as set forth in the exception to paragraph (10) of subdivision (a) of Section 204 of the General Corporation Law of California or as to circumstances in which indemnity is expressly prohibited by said Section 317.

                                ARTICLE VII:

            Any repeal or modification of Article V or Article VI by the stockholders of the Corporation shall not adversely affect any right or protection of an agent of the Corporation existing at the time of such repeal or modification.

            3. The foregoing Amended and Restated Articles and this Certificate have been approved by the Board of Directors of the Corporation.

            4. The foregoing Amended and Restated Articles was approved by the required vote of the shareholders of the corporation in accordance with Section 903 of the California Corporation Code; the total number of outstanding shares of each class entitled to vote with respect to the foregoing Amended and Restated Articles was 8,646,509 shares of Xscribe common stock; and the number of shares of common stock voting in favor of the foregoing Amended and Restated Articles equaled or exceeded the vote required, such required vote being a majority of the outstanding shares of common stock.

            WE FURTHER DECLARE under penalty of perjury and the laws of this State of California that the matter set forth above are true and correct of our own knowledge.

            Dated:  April 27, 1993            Dated:  April 27, 1993


               /s/ Suren G. Dutia                /s/ Bruce C. Myers
            By --------------------------     By ------------------------
               Suren G. Dutia,                   Bruce C. Meyers,
               President                         Secretary

                          CERTIFICATE OF AMENDMENT
                                     OF
                            AMENDED AND RESTATED
                        ARTICLES OF INCORPORATION OF
                            XSCRIBE CORPORATION



            Suren G. Dutia and Bruce C. Myers certify that:

            1. We are, respectively, the President and Secretary of Xscribe Corporation, a California corporation (the
     "Corporation").

            2. Article III of the Articles of Incorporation of the Corporation is amended to read as follows:

                                ARTICLE III
                                -----------
            The Corporation is authorized to issue two classes of shares of capital stock to be designated respectively Common Stock and Preferred Stock. The number of shares of Common Stock authorized is 30,000,000. The number of shares of Preferred Stock authorized is 3,173,275. The Preferred Stock may be issued in one or more series. The Board of Directors is authorized to fix the number of any such series of Preferred Stock and to determine the designation of any such series. The Board of Directors is further authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock, and within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of such series then outstanding) the number of shares of any such series subsequent to the issue of shares of that series. Upon amendment of Article III of these Articles of Incorporation to read as herein set forth, every three outstanding shares of Common Stock shall be combined and converted into one share of Common Stock;

     and

            3. The foregoing amendment of Article III of the Articles of Incorporation has been duly approved by the Board of Directors of the Corporation.

            4. The foregoing amendment to Article III was approved by the required vote of the shareholders of the Corporation in accordance with Section 903 of the California Corporation Code; the total number of outstanding shares of each class entitled to vote with respect to the foregoing amendment was 17,048,338 shares of Xscribe common stock; and the number of shares of common stock voting in favor of the foregoing amendment equaled or exceeded to vote required, such required vote being a majority of the outstanding shares of common stock.

            WE FURTHER DECLARE under penalty of perjury and the laws of this State of California that the matter set forth above are true and correct of our own knowledge.


            Dated:  August 15, 1994           Dated: August 12, 1994
                           --                               --



            By /s/ Suren G. Dutia             By /s/ Bruce C. Myers
               ------------------------          ------------------
                 Suren G. Dutia,                    Bruce C. Myers
                 President                          Secretary

                                EXHIBIT 3.3

                                   BYLAWS

                                     OF

                            XSCRIBE CORPORATION



                                 Article 1.

                                  OFFICES


            Section 1.1 PRINCIPAL OFFICES. The board of directors shall fix the location of the principal executive office of the corporation at any place within or outside the State of California. If the principal executive office is located outside this state, and the corporation has one or more business offices in this state, the board of directors shall likewise fix and designate a principal business office in the State of California.

            Section 1.2 OTHER OFFICES. The board of directors may at any time establish branch or subordinate offices at any place or places whore the corporation is qualified to do business.


                                 Article 2.

                          MEETINGS OF SHAREHOLDERS


            Section 2.1 PLACE OF MEETINGS. Meetings of shareholders shall be hold at any place within or outside the State of California designated by the board of directors. In the absence of any such designation, shareholders' meetings shall be hold at the principal executive office of the corporation.

            Section 2.2 ANNUAL MEETINGS OF SHAREHOLDERS. The annual meeting of shareholders shall be hold each year on a date and at a time designated by the board of directors. At each annual meeting, directors shall be elected and any other proper business may be transacted.

            Section 2.3 SPECIAL MEETINGS. A special meeting of shareholders may be called at any time by the board of directors, or by the chairman of the board, or by the president, or by one or more shareholders holding shares in the aggregate entitled to cast not less than 10% of the votes at any such meeting.

            If a special meeting is called by any person or persons other than the board of directors, the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the chairman of the board, the president, any vice president or the secretary of the corporation. The officer receiving such request forthwith shall cause notice to be given to the shareholders entitled to vote, in accordance with the provisions of Sections 2.4 and 2.5 of this
     Article II, that a meeting will be hold at the time requested by the person or persons calling the meeting, not less than thirty-five (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty (20) days after the receipt of the request, the person or persons requesting the meeting may give the notice. Nothing contained in this paragraph of this Section 2.3 shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the board of directors may be held.

            Section 2.4 NOTICE OF SHAREHOLDERS' MEETINGS. All notices of meetings of shareholders shall be sent or otherwise given in accordance with Section 2.5 of this Article 11 not less than ten (10) nor more than sixty (60) days before the date of the meeting being noticed. The notice shall specify the place, date and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted, or
     (ii) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the shareholders. The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees which, at the time of the notice, the board of directors intends to present for election.

            If action is proposed to be taken at any meeting for approval of (i) a contract or transaction in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California, (ii) an amendment of the articles of incorporation, pursuant to Section 902 of such Code,
     (iii) a reorganization of the corporation, pursuant to
     Section 1201 of such Code, (iv) a voluntary dissolution of the corporation, pursuant to Section 1900 of such Code, or (v) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of such Code, the notice shall also state the general nature of such proposal.

            Section 2.5 MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE. Notice of any meeting of shareholders shall be given either personally or by first-class mail or telegraphic or other written communication, charges prepaid, addressed to the shareholder at the address of such shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. if no such address appears on the corporation's books or is given, notice shall be deemed to have been given if sent by mail or telegram to the corporation's principal executive office, or if published at least once in a newspaper of general circulation in the county where this office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.

            If any notice addressed to a shareholder at the address of such shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at such address, all future notices or reports shall be deemed to have been duly given without further mailing if the same shall be available to the shareholder upon written demand of the shareholder at the principal executive office of the corporation for a period of one year from the date of the giving of such notice.

            An affidavit of the mailing or other means of giving any notice of any shareholders' meeting shall be executed by the secretary, assistant secretary or any transfer agent of the corporation giving such notice, and shall be filed and maintained in the minute book of the corporation.

            Section 2.6 QUORUM. The presence in person or by proxy of the holders of a majority of the shares entitled to vote at a meeting of shareholders shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

            Section 2.7 ADJOURNED MEETING AND NOTICE THEREOF. Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the shares represented at such meeting, either in person or by proxy, but in the absence of a quorum, no other business may be transacted at such meeting, except as provided in
     Section 2.6 of this Article II.

            When any meeting of shareholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at a meeting at which the adjournment is taken, unless a new record date for the adjourned meeting is fixed, or unless the adjournment is for more than forty-five (45) days from the date set for the original meeting, in which case the board of directors shall set a new record date. Notice of any such adjourned meeting shall be given to each shareholder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections 2.4 and 2.5 of this Article II. At any adjourned meeting the corporation may transact any business which might have been transacted at the original meeting.

            Section 2.8 VOTING. The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of Section 2.11 of this Article II, subject to the provisions of Sections 702 to 704, inclusive, of the Corporations Code of California (relating to voting shares hold by a fiduciary, in the name of a corporation or in joint ownership). Such vote may be by voice vote or by ballot; provided, however, that all elections for directors must be by ballot upon demand by a shareholder at any election and before the voting begins. Any shareholder entitled to vote on any matter (other than elections of directors) may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal, but, if the shareholder fails to specify the number of shares such shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares such shareholder is entitled to vote. Except as provided in Section 2.6 of this Article II, the affirmative vote of a majority of the shares represented and voting at a duly hold meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by the California General Corporation Law or the articles of incorporation.

            At a shareholders' meeting involving the election of directors, no shareholder shall be entitled to cumulate votes (i.e., cast for any candidate a number of votes greater than the number of votes which such shareholder normally is entitled to cast) unless such candidate or candidates' names have been placed in nomination prior to the voting and a shareholder has given notice at the meeting prior to the voting of the shareholder's intention to cumulate votes. if any shareholder has given such notice, then every shareholder entitled to vote may cumulate' such shareholder's votes for candidates in nomination and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which such shareholder's shares are normally entitled, or distribute the shareholder's votes on the same principle among any or all of the candidates, as the shareholder thinks fit. The candidates receiving the highest number of affirmative votes up to the number of directors to be elected, shall be elected. Votes against a director and votes withheld shall have no legal effect.

            Section 2.9 WAIVER OF NOTICE OR CONSENT BY ABSENT SHAREHOLDERS. The transactions at any meeting of shareholders, either annual or special, however called and noticed, and wherever held, shall be as valid as though had at a meeting duly hold after regular call and notice, if a quorum be present either in person or by proxy, and if, either before or after the meeting, each person entitled to vote, not present in person or by proxy, signs a written waiver of notice or a consent to a holding of the meeting, or an approval of the minutes thereof. The waiver of notice, consent to the holding of the meeting or approval of the minutes thereof need not specify either the business to be transacted or the purpose of any annual or special meeting of shareholders, except that if action is taken or proposed to be taken for approval of any of those matters specified in the second paragraph of Section 2.4 of this
     Article II, the waiver of notice, consent to the holding of the meeting or approval of the minutes thereof shall state the general nature of such proposal. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

            Attendance of a person at a meeting shall also constitute a waiver of notice of and presence at such meeting, except when the person objects, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters required by the General Corporation Law to be included in the notice but which were not included in the notice, if such objection is expressly made at the meeting.

            Section 2.10 SHAREHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING. Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. In the case .of election of directors, such consent shall be effective only if signed by the holders of all outstanding shares entitled to vote for the election of directors; provided, however, that a director may be elected at any time to fill a vacancy not filled by the directors by the written consent of the holders of a majority of the outstanding shares entitled to vote for the election of directors. All such consents shall be filed with the secretary of the corporation and shall be maintained in the corporate records. Any shareholder giving a written consent, or the shareholder's proxy holders, or a transferee of the shares or a personal representative of the shareholder or their respective proxy holders, may revoke the consent by a writing received by the secretary of the corporation prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the secretary.

            If the consents of all shareholders entitled to vote have not been solicited in writing, and if the unanimous written consent of all such shareholders shall not have been received, the secretary shall give prompt notice of the corporate action approved by the shareholders without a meeting. Such notice shall be given in the manner specified in Section 2.5 of this
     Article II. In the case of approval of (i) contracts or transactions in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California, (ii) indemnification of agents of the corporation, pursuant to Section 317 of such Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of such Code, and (iv) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of such Code, such notice shall be given at least ten (10) days before the consummation of any such action authorized by any such approval.

            Section 2.11 RECORD DATE FOR SHAREHOLDER NOTICE, VOTING, AND GIVING CONSENTS. For purposes of determining the shareholders entitled to notice of any meeting or to vote or entitled to give consent to corporate action without a meeting, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (10) days prior to the date of any such meeting nor more than sixty (60) days prior to such action without a meeting, and in such case only shareholders at the close of business on the record date so fixed are entitled to notice and to vote or to give consents, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date fixed as aforesaid, except as otherwise provided in the California General Corporation Law.

            If the board of directors does not so fix a record date:

            (a) The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is hold.

                 (b) The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, (i) when no prior action by the board his been taken, shall be the day on which the first written consent is given, or (ii) when prior action of the board has been taken, shall be at the close of business on the day on which the board adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such other action, whichever is later.

            Section 2.12 PROXIES. Every person entitled to vote for directors or on any other matter shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation. A proxy shall be deemed signed if the shareholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the shareholder or the shareholder's attorney in fact. A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (i) revoked by the person executing it, prior to the vote pursuant thereto, by a writing delivered to the corporation stating that the proxy is revoked or by a subsequent proxy executed by the person executing the prior proxy and presented to the meeting, or as to any meeting by attendance at such meeting and voting in person by the person executing the proxy; or (ii) written notice of the death or incapacity of the maker of such proxy is received by the corporation before the vote pursuant thereto is counted; provided, however, that no such proxy shall be valid after the expiration of eleven (11) months from the date of such proxy, unless otherwise provided in the proxy. The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of Section 705(e) and (f) of the Corporations Code of California.

            Section 2.13 INSPECTORS OF ELECTION. Before any meeting of shareholders, the board of directors may appoint any persons other than nominees for office to act as inspectors of election at the meeting or its adjournment. If no inspectors of election are so appointed, the chairman of the meeting may, and on the request of any shareholder or a shareholder's proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at a meeting on the request of one or more shareholders or proxies, the holders of a majority of shares or their proxies present at the meeting shall determine whether one (1) or three (3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of any shareholder or a shareholder's proxy shall, appoint a person to fill such vacancy.

            The duties of these inspectors shall be as follows:

                 (a) Determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, and the authenticity, validity and effect of proxies;

                 (b)  Receive votes, ballots or consents;

                 (c) Hear and determine all challenges and questions in any way arising in connection with the right to vote;

                 (d)  Count and tabulate all votes or consents;

                 (e)  Determine when the polls shall close;

                 (f)  Determine the result; and

                 (g) Do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.


                                  Article 3.

                                 DIRECTORS


            Section 3.1 POWERS. Subject to the provisions of the California General Corporation Law and any limitations in the articles of incorporation and these bylaws relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.

            Without prejudice to such general powers, but subject to the same limitations, it is hereby expressly declared that the directors shall have the power and authority to:

                 (a) Select and remove all officers, agents, and employees of the corporation, prescribe such powers and duties for them as may not be inconsistent with law, with the articles of incorporation or these bylaws, fix their compensation, and require from them security for faithful service.

                 (b) Change the principal executive office or the principal business office in the State of California from one location to another; cause the corporation to be qualified to do business in any other state, territory, dependency, or foreign country and conduct business within or outside the State of California; designate any place within or without the State of California for the holding of any shareholders' meeting, or meetings, including annual meetings; adopt, make and use a corporate seal, and prescribe the forms of certificates of stock, and alter the form of such seal and of such certificates from time to time as in their judgment they may deem best, provided that such forms shall at all times comply with the provisions of law.

                 (c) Authorize the issuance of shares of stock of the corporation from time to time, upon such terms as may be lawful, in consideration of money paid, labor done or services actually rendered, debts or securities cancelled or tangible or intangible property actually received.

                 (d) Borrow money and incur indebtedness for the purposes of the corporation, and cause to be executed and delivered therefor, in the corporate name, promissory notes, bonds, debentures, deeds of trust, mortgages, pledges, hypothecations, or other evidences of debt and securities therefor.

            Section 3.2 NUMBER AND QUALIFICATION OF DIRECTORS. The authorized number of directors of the corporation shall not be less than four (4) nor more than seven (7). The exact number of directors shall be five (5) until changed, within the limits specified above, by a bylaw amending this Section 3.2, duly adopted by the board of directors or by the shareholders. The indefinite number of directors may be changed, or a definite number fixed without provision for an indefinite number, by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote or written consent of holders of a majority of the outstanding shares entitled to vote. No amendments may change the stated maximum number of authorized directors to a number greater than two times the stated minimum number of directors minus one.

            Section 3.3 ELECTION AND TERM OF OFFICE OF DIRECTORS. Directors shall be elected at each annual meeting of the shareholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

            Section 3.4 VACANCIES. Vacancies on the board of directors may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, except that a vacancy created by the removal of a director by the vote or written consent of the shareholders or by court order may be filled only by the vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute at least a majority of the required quorum) or by the written consent of holders of a majority of the outstanding shares entitled to vote. Each director so elected shall hold office until the next annual meeting of the shareholders and until a successor has been elected and qualified.

            A vacancy or vacancies in the board of directors shall be deemed to exist in the case of the death, resignation or removal of any director, or if the board of directors by resolution declares vacant the office of a director who has been declared of unsound mind by an order of court or convicted of a felony, or if the authorized number of directors be increased, or if the shareholders fail at any meeting of shareholders at which any director or directors are elected, to elect the full authorized number of directors to be voted for at that meeting.

            The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors, but any such election by written consent shall require the consent of a majority of the outstanding shares entitled to vote.

            Any director may resign effective upon giving written notice to the chairman of the board, the president, the secretary or the board of directors, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation of a director is effective at a future time, the board of directors may elect a successor to take office when the resignation becomes effective.

            No reduction of the authorized number of directors shall have the effect of removing any director prior to the expiration of his term of office.

            Section 3.5 PLACE OF MEETINGS AND TELEPHONIC MEETINGS. Regular meetings of the board of directors may be held at any place within or without the State of California that has been designated from time to time by resolution of the board. In the absence of such designation, regular meetings shall be hold at the principal executive office of the corporation. Special meetings of the board shall be held at any place within or without the State of California that has been designated in the notice of the meeting or, if not stated in the notice or there is no notice, at the principal executive office of the corporation. Any meeting, regular or special, may be hold by conference telephone or similar communication equipment, so long as all directors participating in such meeting can hear one another, and all such directors shall be deemed to be present in person at such meeting.

            Section 3.6 ANNUAL MEETING. Immediately following each annual meeting of shareholders, the board of directors shall hold a regular meeting for the purpose of organization, any desired election of officers and the transaction of other business. Notice of this meeting shall not be required.


            Section 3.7 OTHER REGULAR MEETINGS. Other regular meetings of the board of directors shall be hold without call at such time as shall from time to time be fixed by the board of directors. Such regular meetings may be held without notice.

            Section 3.8 SPECIAL MEETINGS. Special meetings of the board of directors for any purpose or purposes may be called at any time by the chairman of the board or the president or any vice president or the secretary or any two directors.

            Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail or telegram, charges pre-paid, addressed to each director at his or her address as it is shown upon the records of the corporation. In case such notice is mailed, it shall be deposited in the United states mail at least four (4) days prior to the time of the holding of the meeting. In case such notice is delivered personally, or by telephone or telegram, it shall be delivered personally or by telephone or to the telegraph company at least forty-eight (48) hours prior to the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated to either the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose of the meeting nor the place if the meeting is to be held at the principal executive office of the corporation.

            Section 3.9 QUORUM. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as hereinafter provided. Every act or decision done or made by a majority of the directors present at a meeting duly hold at which a quorum is present shall be regarded as the act of the board of directors, subject to the provisions of Section 310 of the Corporations Code of California (approval of contracts or transactions in which a director has a direct or indirect material financial interest), Section 311 of that Code (appointment of committees), and Section 317(e) of that Code (indemnification of directors). A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for such meeting.

            Section 3.10 WAIVER OF NOTICE. Notice of a meeting need not be given to any director who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice. The waiver of notice or consent need not specify the purpose of the meeting. All such waivers, consents and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

            Section 3.11 ADJOURNMENT. A majority of the directors present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

            Section 3.12 NOTICE OF ADJOURNMENT. Notice of the time and place of holding an adjourned meeting need not. be given, unless the meeting is adjourned for more than twenty-four hours, in which case notice Of such time and place shall be given prior to the time of the adjourned meeting, in the manner specified in
     Section 3.8 of this Article III, to the directors who were not present at the time of the adjournment.

            Section 3.13 ACTION WITHOUT MEETING. Any action required or permitted to be taken by the board of directors may be taken without a meeting, if all members of the board shall individually or collectively consent in writing to such action. Such action by written consent shall have the same force and effect as a unanimous vote of the board of directors. Such written consent or consents shall be filed with the minutes of the proceedings of the board.

            Section 3.14 FEES AND COMPENSATION OF DIRECTORS. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement of expenses, an may be fixed or determined by resolution of the board of directors. Nothing contained herein shall be construed to preclude any director from serving the corporation in any other capacity an officer, agent, employee, or otherwise, and receiving compensation for such services.


                                 Article 4.

                                 COMMITTEES


            Section 4.1 COMMITTEES OF DIRECTORS. The board of directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two or more directors, to serve at the pleasure of the board. The board may designate one or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of directors. Any such committee, to the extent provided in the resolution of the board, shall have all the authority of the board, except with respect to:


                 (a) the approval of any action which, under the General Corporation Law of California, also requires shareholders' approval or approval of the outstanding shares;

                 (b) the filling of vacancies on the board of directors or in any committee;

                 (c) the fixing of compensation of the directors for serving on the board or on any committee;

                 (d) the amendment or repeal of bylaws or the adoption of now bylaws;

                 (e) the amendment or repeal of any resolution of the board of directors which by its express terms is not so amendable or repealable;

                 (f) a distribution to the shareholders of the corporation, except at a rate or in a periodic amount or within a price range determined by the board of directors; or

                 (g) the appointment of any other committees of the board of directors or the members thereof.

            Section 4.2 MEETINGS AND ACTION OF COMMITTEES. Meetings and action of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these bylaws, Sections 3.5 (place of meetings), 3.7 (regular meetings),
     3.8 (special meetings and notice), 3.9 (quorum), 3.10 (waiver of notice), 3.11 (adjournment), 3.12 (notice of adjournment) and
     3.13 (action without meeting), with such changes in the context of those bylaws as are necessary to substitute the committee and its members for the board of directors and its members, except that the time of regular meetings of committees may be determined by resolution of the board of directors as well as by resolution of the committee; special meetings of committees may also be called by resolution of the board of directors; and notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.


                                 Article 5.

                                  OFFICERS


            Section 5.1 OFFICERS. The officers of the corporation shall be a president, a secretary and a chief financial officer. The corporation may also have, at the discretion of the board of directors, a chairman of the board, one or more vice presidents, one or more assistant secretaries, one or more assistant treasurers, and such other officers as may be appointed in accordance with the provisions of Section 5.3 of this Article V. Any number of offices may be held by the same person.

            Section 5.2 ELECTION OF OFFICERS. The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Section 5.3 or Section 5.5 of this Article V, shall be chosen by the board of directors, and each shall serve at the pleasure of the board, subject to the rights, if any, of an officer under any contract of employment.

            Section 5.3 SUBORDINATE OFFICERS, ETC. The board of directors may appoint, and may empower the president to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in the bylaws or as the board of directors may from time to time determine.

            Section 5.4 REMOVAL AND RESIGNATION OF OFFICERS. subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the board of directors, at any regular or special meeting thereof, or, except in case of an officer chosen by the board of directors, by any officer upon whom such power of removal may be conferred by the board of directors.

            Any officer may resign at any time by giving written notice to the corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective. Any such resignation is without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

            Section 5.5  VACANCIES IN OFFICES.  A vacancy in any
     office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to such office.

            Section 5.6 CHAIRMAN OF THE BOARD. The chairman of the board, if such an officer be elected, shall, if present, preside at all meetings of the board of directors and exercise and perform such other powers and duties as may be from time to time assigned to him by the board of directors or prescribed by the bylaws. If there is no president, the chairman of the board shall in addition be the chief executive officer of the corporation and shall have the powers and duties prescribed in
     Section 5.7 of this Article V.

            Section 5.7 PRESIDENT. Subject to such supervisory powers, if any, as may be given by the board of directors to the chairman of the board, if there be such an officer, the president shall be the chief executive officer of the corporation and shall, subject to the control of the board of directors, have general supervision, direction and control of the business and the officers of the corporation. He shall preside at all meetings of the shareholders and, in the absence of the chairman of the board, or if there be none, at all meetings of the board of directors. He shall have the general powers and duties of management usually vested in the office of president of a corporation, and shall have such other powers and duties as may be prescribed by the board of directors or the bylaws.

            Section 5.8 VICE PRESIDENTS. In the absence or disability of the president, the vice presidents, if any, in order of their rank as fixed by the board of directors or, if not ranked, a vice president designated by the board of directors, shall perform all the duties of the president, and when so acting shall have all the powers of, and be subject to all restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors or the bylaws, the president or the chairman of the board.

            Section 5.9 SECRETARY. The secretary shall keep or cause to be kept, at the principal executive office or such other place as the board of directors may order, a book of minutes of all meetings and actions of directors, committees of directors and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice thereof given, the names of those present at directors' and committee meetings, the number of shares present or represented at shareholders' meetings, and the proceedings thereof.

            The secretary shall keep, or cause to be kept, at the principal executive office or at the office of the corporation's transfer agent or registrar, as determined by resolution of the board of directors, a share register, or a duplicate share register, showing the names of all shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

            The secretary shall give, or cause to be given, notice of all meetings of the shareholders and of that board of directors required by the bylaws or by law to be given, and he shall keep the seal of the corporation, if one be adopted, in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or by the bylaws.

            Section 5.10 CHIEF FINANCIAL OFFICER. The chief financial officer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts Of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, 103308, capital, retained earnings and shares. The books of account shall at all reasonable times be open to inspection by any director.

            The chief financial officer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositories an may be designated by the board of directors. He shall disburse the funds of the corporation as may be ordered by the board of directors, shall render to the president and directors, whenever they request it, an account of all of his transactions as chief financial officer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or the bylaws.

            Section 5.11 REIMBURSEMENT OF CORPORATION. Any payments made to an officer of the corporation such as a salary, Commission, bonus, interest, or rent, or entertainment expense incurred by him, which shall be disallowed in whole or in part as a deductible expense by the Internal Revenue Service, shall be reimbursed by such officer to the corporation to the full extent of such disallowance. Notwithstanding the above, no officer shall be liable to reimburse the corporation for the 20% disallowance of meals and entertainment expenses pursuant to
     Section 274(n) of the Internal Revenue Code of 1986. It shall be the duty of the board to enforce payment of each such amount disallowed. In lieu of payment by the officer, subject to the determination of the board, proportionate amounts may be withhold from his future compensation payments until the amount owed to the corporation has been recovered.


                                 Article 6.

             INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES

                              AND OTHER AGENTS


            Section 6.1 INDEMNIFICATION. The corporation shall, to the maximum extent permitted by the General Corporation Law of California, indemnify each of its directors and officers against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact any such person is or was a director or officer of the corporation and shall advance to such director or officer expenses incurred in defending any such proceeding to the maximum extent permitted by such law. For purposes of this section, a "director" or "officer" of the corporation includes any person who is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, or other enterprise, or was a director or officer of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation. The board of directors may in its discretion provide by resolution for such indemnification of, or advance of expenses to, other agents of the corporation, and likewise may refuse to provide for such indemnification or advance of expenses except to the extent such indemnification is mandatory under the California General Corporation law.

                                 Article 7.

                            RECORDS AND REPORTS


            Section 7.1 MAINTENANCE AND INSPECTION OF SHARE REGISTER. The corporation shall keep at its principal executive office, or at the office of its transfer agent or registrar, if either be appointed and as determined by resolution of the board of directors, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of shares hold by each shareholder.

            A shareholder or shareholders of the corporation holding at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation may (i) inspect and copy the records of shareholders' names and addresses and shareholdings during usual business hours upon five days prior written demand upon the corporation, and/or (ii) obtain from the transfer agent of the corporation, upon written demand and upon the tender of such transfer agent's usual charges for such list, a list of the shareholders' names and addresses, who are entitled to vote for the election of directors, and their shareholdings, as of the most recent record date for which such list has been compiled or as of a date specified by the shareholder subsequent to the date of demand. Such list shall be made available by the transfer agent on or before the later of five (5) days after the demand is received or the date specified therein as the date as of which the list is to be compiled. The record of shareholders shall also be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as the holder of a voting trust certificate. Any inspection and copying under this Section may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making such demand.

            Section 7.2 MAINTENANCE AND INSPECTION OF BYLAWS. The corporation shall keep at its principal executive office, or if its principal executive office is not in the State of California at its principal business office in this state, the original or a copy of the bylaws an amended to date, which shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the corporation is outside this State and the corporation has no principal business office in this state, the Secretary shall, upon the written request of any shareholder, furnish to such shareholder a copy of the bylaws as amended to date.

            Section 7.3 MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS. The accounting books and records and minutes of proceedings of the shareholders and the board of directors and any committee or committees of the board of directors shall be kept at such place or places designated by the board of directors, or, in the absence of such designation, at the principal executive office of the corporation. The minutes shall be kept in written form and the accounting books and records shall be kept either in written form or in any other form capable of being converted into written form. Such minutes and accounting books and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to such holder's interests as a shareholder or as the holder of a voting trust certificate. Such inspection may be made in person or by an agent or attorney, and shall include the right to copy and make extracts. The foregoing rights of inspection shall extend to the records of each subsidiary of the corporation.

            Section 7.4 INSPECTION BY DIRECTORS. Every director shall have the absolute right at any reasonable time to inspect all books, records, and documents of every kind and.the physical properties of the corporation and each of its subsidiary corporations. This inspection by a director may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts of documents.

            Section 7.5 ANNUAL REPORT TO SHAREHOLDERS. Provided the corporation has one hundred (100) shareholders or less, the annual report to shareholders referred to in section 1501 of the General Corporation Law is expressly dispensed with, but nothing herein shall be interpreted as prohibiting the board of directors from issuing annual or other periodic reports to the shareholders of the corporations they deem appropriate. Should the corporation have one hundred (100) shareholders or more, such annual report must big furnished not later than one hundred twenty (120) days after the end of each fiscal year.

            Section 7.6 FINANCIAL STATEMENTS. A copy of any annual financial statement and any income statement of the corporation for each quarterly period of each fiscal year, and any accompanying balance short of the corporation as of the and of each such period, that has been prepared by the corporation shall be kept on file in the principal executive office of the corporation for twelve (12) months and each such statement shall be exhibited at all reasonable times to any shareholder demanding an examination of any such statement or a copy shall be mailed to any such shareholder.

            If no annual report for the last fiscal year has been sent to shareholders, the corporation shall, upon the written request of any shareholder made more than 120 days after the close of such fiscal year, deliver or mail to such shareholder, within thirty (30) days after such request a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year.

            If a shareholder or shareholders holding at least five percent (5%) of the outstanding shares of any class of stock of the corporation make a written request to the corporation for an income statement of the corporation for the three-month, six-month or nine-month period of the then current fiscal year ended more than thirty (30) days prior to the date of the request and a balance sheet of the corporation as of the end of such period and, in addition, if no annual report for the last fiscal year has boon sent to shareholders, a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year, then, the chief financial officer shall cause such statements to be prepared, if not already prepared, and shall deliver personally or mail such statement or statements to the person making the request within thirty (30) days after the receipt of such request.

            The income statements and balance shoots referred to in this section shall be accompanied by the report thereon, if any, of any independent accountants engaged by the corporation or the certificate of an authorized officer of the corporation that such financial statements wore prepared without audit from the books and records of the corporation.

            Section 7.7 ANNUAL STATEMENT OF GENERAL INFORMATION. The corporation shall file annually with the Secretary of State of the State of California, on the prescribed form, a statement setting forth the names and complete business or residence addresses of all incumbent directors, the number of vacancies on the board of directors, if any, the names and complete business or residence addresses of the chief executive officer, secretary and chief financial officer, the street address of its principal executive office or principal business office in this state and the general type of business constituting the principal business activity of the corporation, together with a designation of the agent of the corporation for the purpose of service of process, all in compliance with Section 1502 of the Corporations Code of California.


                                 Article 8.

                      GENERAL CORPORATE MATTERS


            Section 8.1 RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING. For purposes of determining the shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any other lawful action (other than action by shareholders by written consent without a meeting), the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days prior to any such action, and in such case only shareholders of record on the date so fixed are entitled.to receive the dividend, distribution or allotment of rights or to exercise the rights, an the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date fixed an aforesaid, except as otherwise provided in the California General Corporation Law.

            If the board of directors does not so fix a record date, the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the board adopts the resolution relating thereto, or the sixtieth (60th) day prior to the date of such action, whichever is later.

            Section 8.2 CHECKS, DRAFTS, EVIDENCES OF INDEBTEDNESS. All checks, drafts or other orders for payment of money, notes or other evidences of indebtedness, issued in the name of or payable to the corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board of Directors.

            Section 8.3 CORPORATE CONTRACTS AND INSTRUMENTS; HOW EXECUTED. The board of directors, except as otherwise provided in these bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances; and, unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

            Section 8.4 CERTIFICATES FOR SHARES. A certificate or certificates for shares of the capital stock of the corporation shall be issued to each shareholder when any such shares are fully paid, and the board of directors may authorize the issuance of certificates for shares as partly paid provided that such certificates shall state the amount of the consideration to be paid therefor and the amount paid thereon. All certificates shall be signed in the name of the corporation by the chairman of the board or vice chairman of the board or the president or a vice president and by the chief financial officer or an assistant treasurer or the secretary or any assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has boon placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same affect as if such person were an officer, transfer agent or registrar at the date of issue.

            Section 8.5 LOST CERTIFICATES. Except as hereinafter in this Section provided, no new certificates for shares shall be issued in lieu of an old certificate unless the latter is surrendered to the corporation and cancelled at the same time. The board of directors may in case any share certificate or certificate for any other security is lost, stolen or destroyed, authorize the issuance of a now certificate in lieu thereof, upon such terms and conditions as the board may require including provision for indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction of such certificate or the issuance of such now certificate.

            Section 8.6 REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The chairman of the board, the president, or any vice president, or any other person authorized by resolution of the board of directors by any of the foregoing designated officers, is authorized to vote on behalf of the corporation any and all shares of any other corporation or corporations, foreign or domestic, standing in the name of the corporation. The authority herein granted to said officers to vote or represent on behalf of the corporation any and all shares hold by the corporation in any other corporation or corporations may be exercised by any such officer in person or by any person authorized to do so by proxy duly executed by said officer.

            Section 8.7 CONSTRUCTION AND DEFINITIONS. Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the California General Corporation Law shall govern the construction of these bylaws. Without limiting the generality of the foregoing, the singular number includes the plural, the plural number includes the singular, and the term "Person" includes both a corporation and a natural person.


                                 Article 9.

                                 AMENDMENTS


            Section 9.1 AMENDMENT BY SHAREHOLDERS. Now bylaws may be adopted or those bylaws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that if the articles of incorporation of the corporation set forth the number of authorized directors of the corporation, the authorized number of directors may be changed only by an amendment of the articles of incorporation.

            Section 9.2 AMENDMENT BY DIRECTORS. Subject to the rights of the shareholders as provided in Section 9.1 of this
     Article IX, bylaws, other than a bylaw or an amendment thereof changing the authorized number of directors, may be adopted, amended or repeated by the board of directors.


                                CERTIFICATE
                                -----------


            I, the undersigned, Secretary of Xscribe Corporation, do hereby certify that the foregoing is a complete, true and correct copy of the amended and restated bylaws of tho Corporation duly adopted by the Board of Directors of said Corporation at a Meeting duly and regularly called and hold on May 14, 1987 at which a quorum was present and acting throughout and that said bylaws have not been amended, rescinded, annulled or revoked but are still in full force and effect.



     Date:  June 12, 1987       /s/ Kirk A. Mitchell
                                ----------------------------
                                Kirk A. Mitchell, Secretary

                               EXHIBIT 10.11

                       EXECUTIVE EMPLOYMENT AGREEMENT
                       ______________________________


       This Employment Agreement ("Agreement") is made as of this 20th day of December, 1988 by and between Xscribe Corporation, a California corporation ("Xscribe" or the "Company"), and Suren G. Dutia, an individual ("Mr. Dutia").

       The parties agree as follows:

            1. POSITION AND DUTIES. Effective January 2, 1989, Mr. Dutia shall be appointed the President and Chief Executive Officer of Xscribe and a member of its Board of Directors. During the Term, Mr. Dutia shall have such responsibilities, duties and authority as are reasonably accorded to and expected of a president and chief executive officer and as may from time to time be prescribed by or pursuant to the Company's Bylaws.

            2. TERM OF EMPLOYMENT. The term of Mr. Dutia's employment (the "Term") shall commence on the date set forth above and shall continue until January 1, 1991, unless further extended or sooner terminated as hereinafter provided.

            3. COMPENSATION AND BENEFITS. During the Term, Xscribe shall pay or provide to Mr. Dutia the following compensation and benefits:

                 a. SALARY. Xscribe shall pay to Mr. Dutia a base salary ("Base Salary") of no less than $140,000 per year, payable bi-weekly.

                 b. PERFORMANCE REVIEW AND BONUS. The Board of Directors shall review Mr. Dutia's performance as often as the Board of Directors deems appropriate, but not less than once every twelve months. In connection with each such annual review, the Board of Directors shall consider whether to award him bonus compensation, in addition to the Base Salary, based on his performance during the preceding year. Whether a bonus is awarded and the amount of any bonus shall be in the sole discretion of the Board of Directors.

                 c. STOCK OPTION. Xscribe grants to Mr. Dutia an option to acquire up to 200,000 shares of common stock of Xscribe.

                      (1)  The exercise price per share shall be
     $1.25, the fair market value of Xscribe stock on the date hereof.

                      (2) The option shall become exercisable as to 66,667 shares on January 2, 1990, as to 66,667 shares on January

     2, 1991, and as to 66,666 on January 2, 1992, in each case provided Mr. Dutia is employed by Xscribe on such date; provided, however, the option shall specify that it becomes exercisable, regardless of whether it has otherwise become exercisable in accordance with the foregoing schedule, in the event of any sale, exchange or other disposition of all or substantially all the assets of the Company; any merger or consolidation of the Company with or into another corporation in which shareholders of Xscribe immediately before such merger or consolidation do not hold at least a majority of the total voting power of the surviving corporation; or the acquisition of a majority of the outstanding common shares, directly or indirectly, by one corporation or other person.

                      (3)  The option shall have other terms and
     conditions the same as those contained in agreements entered into pursuant to the Company's 1983 Common Stock Option Plan ("1983 Plan") and as are not inconsistent with the foregoing provisions.

                 d. AUTOMOBILE. An automobile allowance of $500 per month, beginning with acquisition of the automobile, shall be provided to Mr. Dutia. Expenses related to the use of such automobile, whether or not in the course of Company business, shall be the sole responsibility of Mr. Dutia; provided, however, a car phone shall be provided to Mr. Dutia and he shall be reimbursed upon substantiation in accordance with Xscribe policy for variable costs incurred in connection with use of the car phone on Company business.

                 e.   RELOCATION PACKAGE.  In connection with
     Mr. Dutia's relocation from Burlington, Massachusetts, and his present employment to San Diego, California, and his employment pursuant to this Agreement:

                      (1) In lieu of any payment or reimbursement to Mr. Dutia for any and all expenses incurred in (i) moving his household goods and personal effects to the San Diego area and
     (ii) traveling (including meals and lodging) from his current residence to his new residence in San Diego in connection with moving his household goods and personal effects, Xscribe (a) shall pay to Mr. Dutia the sum of $10,000 and (b) shall pay or reimburse to Mr. Dutia the costs of one-and-one-half round trips by air between San Diego, California, and Burlington, Massachusetts.

                      (2) Xscribe shall pay or reimburse Mr. Dutia for the 4-1/2% real estate broker's commission and closing costs associated with disposition of Mr. Dutia's current residence.
     The total amount of such payments and reimbursements shall not exceed $22,000. Mr. Dutia shall provide copies of the commission agreement and closing statements relating to payment of the commission closing costs.

                      (3) For a period ending no later than March 31, 1989, Xscribe shall pay or reimburse Mr. Dutia for expenses of lodging while occupying temporary quarters in San Diego and auto rental until he is able to acquire an automobile. The total amount of such payments and reimbursements shall not exceed $7,500.

                      (4)  During the period ending June 30, 1989,
     Xscribe shall permit Mr. Dutia to travel to Burlington, Massachusetts, or other business locations of his current employer to the extent reasonably necessary in order to wind up affairs for which Mr. Dutia was responsible on behalf of his current employer; provided, such travel shall be at the expense of his current employer and shall not prevent or unreasonably interfere with the performance of Mr. Dutia's duties under this Agreement.

                 f. VACATION AND SICK LEAVE. Mr. Dutia shall be entitled to paid vacation and to all paid holidays and personal days afforded by the Company from time to time to its executives generally.

                 g. SERVICES FURNISHED. Xscribe shall furnish Mr. Dutia with office space, stenographic assistance and such other facilities and administrative support as shall be necessary and suitable to Mr. Dutia's position and adequate for the performance of his duties under this Agreement.

                 h. OTHER BENEFITS. Mr. Dutia shall be entitled to participate in all employee benefit plans and arrangements, (including the reimbursement of expenses incurred in the course of carrying out duties as an executive or employee) made available by the Company from time to time during the Term to the Company's executives or employees generally, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements.

                 i. WITHHOLDING. Xscribe is authorized to withhold from any compensation or other amounts as may be owed by Xscribe to Mr. Dutia from time to time such amounts as Xscribe is required by law so to withhold or which at the time payment by Xscribe is required Mr. Dutia owes to Xscribe.

            4. TERMINATION. The Term shall cease only under the following circumstances:

                 a.   DEATH OR DISABILITY.  The Term shall
     automatically terminate upon the disability (unless otherwise agreed in writing by Xscribe and Mr. Dutia) and upon the death of Mr. Dutia. Disability shall mean a physical or mental disability of Mr. Dutia which is reasonably likely to continue for a period of at least thirty days and which would prevent him from performing his duties under this Agreement in all substantial respects during such period.

                 b. TERMINATION BY XSCRIBE WITHOUT CAUSE. Xscribe shall be entitled to terminate Mr. Dutia's employment under this Agreement without cause; provided, however, Xscribe shall continue to pay the Base Salary and health insurance costs to Mr. Dutia during the remainder of the Term.

                 c. TERMINATION BY XSCRIBE WITH CAUSE. Xscribe shall be entitled to terminate Mr. Dutia's employment under this Agreement for cause, in which case neither Base Salary nor other compensation or benefits shall be payable to Mr. Dutia after such termination. "Cause" means (i) gross negligence in the performance or nonperformance of any material responsibilities to Xscribe; (ii) the commission of any material criminal act or fraud with respect to the Company or which may affect adversely the reputation of the Company; (iii) dishonesty; (iv) gross misconduct; or (v) violation of a material condition of employment by the Company if such violation continues for ten days after notice by Xscribe to Mr. Dutia specifying the violation. The fact Xscribe may not terminate such employment when it has cause shall not constitute waiver of Xscribe's rights to terminate Mr. Dutia at a later time pursuant to this Agreement.

                 d. TERMINATION BY MR. DUTIA. Mr. Dutia shall be entitled to terminate his employment under this Agreement at any time upon 30 days' prior written notice to Xscribe, in which event Xscribe shall have no further obligations under this Agreement.

            5. CONFIDENTIALITY, EXCLUSIVITY, AND PROHIBITION AGAINST SOLICITATION OF EMPLOYEES. At the time this Agreement is signed, Mr. Dutia also shall execute an Agreement of Confidentiality in the form of Exhibit "A" and such other documents and instruments as Xscribe requires new executives and employees generally to execute.

            6.   MISCELLANEOUS.

                 a. ARBITRATION. Any dispute or controversy between the parties hereto involving the construction or application of any terms, covenants or conditions of this Agreement, or any claim arising out of or relating to this Agreement, or any claim arising out of or relating to Mr. Dutia's employment by Xscribe that is not resolved within ten (10) days by the parties shall be settled by arbitration in San Diego, California in accordance with the rules of the American Arbitration Association then in effect, and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Xscribe and Mr. Dutia agree that the arbitrator(s) shall have no authority to award punitive or exemplary damages. Any decision of the arbitrators shall be final and binding upon the parties. Either party may request that the arbitrator(s) submit written findings of fact and conclusions of law.

                 b.   AMENDMENT.  This agreement shall not be
     released, discharged, changed or modified in any manner, except by an instrument signed by the party or parties to be bound.

                 c. CONTROLLING LAW. This Agreement shall be controlled and interpreted pursuant to California law (excluding choice or conflict of law provisions).

                 d. ENTIRE AGREEMENT. This Agreement contains the entire agreement and understanding between the parties as to the subject matter hereof, and supersedes all contemporaneous agreements (whether written or oral) and commitments in respect thereto.

                 e. NOTICES. Any notices required or permitted to be sent under this Agreement shall be delivered by hand or mailed by United States registered or certified mail, return receipt requested, and addressed as follows:


                      If to Xscribe:

                      Xscribe Corporation
                      6160 Cornerstone Court East
                      San Diego, California 92121
                      Attention:_________________________

                      with a copy to:

                      Sheppard, Mullin, Richter & Hampton
                      701 B Street, 10th Floor
                      San Diego, California 92101
                      Attention:  John R. Bonn

                      If to Mr. Dutia:

                      ___________________________________

                      ___________________________________

                      ___________________________________


     Either party may change its address for receiving notices by giving notice to the other party in the manner prescribed above.

                 f. CAPTIONS. The headings and captions to sections and paragraphs of this Agreement are for convenience of reference only and shall not constitute a part of the Agreement nor be used in its construction or interpretation.

                 g. SEVERABILITY. The provisions of this Agreement are severable. Should any provision or application of this Agreement be held invalid, the invalidity shall not affect other provisions or applications which can be given effect without the invalid provision or application.

       IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first set forth above.


                                XSCRIBE CORPORATION, a California
                                corporation


                                By: /s/_____________________

                                Its: /s/____________________



                                /s/ Suren G. Dutia
                                ----------------------------
                                Suren G. Dutia

                               EXHIBIT 10.30

                               IMPERIAL BANK
                                Member FDIC
                        SECURITY AND LOAN AGREEMENT
                        ---------------------------
                           (ACCOUNTS RECEIVABLE)


     This Agreement is entered into between XSCRIBE CORPORATION, a - ------------------------ corporation (herein called "Borrower") and IMPERIAL BANK (herein called "Bank").

     1. Bank hereby commits, subject to all the terms and conditions of this Agreement and prior to the termination of its commitment as hereinafter provided, to make loans to Borrower from time to time in such amounts as may be determined by Bank up to, but not exceeding in the aggregate unpaid principal balance, the following Borrowing Base: 80.000% of Eligible Accounts and in no event more than $1,000,000.00

     2. The amount of each loan made by Bank to Borrower hereunder shall be debited to the loan ledger account of Borrower maintained by Bank (herein called "Loan Account") and Bank shall credit the Loan Account with all loan repayments made by Borrower. Borrower promises to pay Bank (a) the unpaid balance of Borrower's Loan Account on demand and
            (b) on or before the tenth day of each month, interest on the average daily unpaid balance of the Loan Account during the immediately preceding month at the rate of One and 250/1000ths percent (1.250%) per annum in excess of the rate of interest which Bank has announced as its prime lending rate ("Prime Rate") which shall vary concurrently with any change in such Prime Rate. Interest shall be computed at the above rate on the basis of the actual number of days during which the principal balance of the loan account is outstanding divided by 360, which shall for interest computation purposes be considered one year. Bank at its option may demand payment of any or all of the amount due under the Loan Account including accrued but unpaid interest at any time. Such notice may be given verbally or in writing and should be effective upon receipt by Borrower. The amount of interest payable each month by Borrower shall not be less than a minimum monthly charge of $250.00. Bank is hereby authorized to charge Borrower s deposit account(s) with Bank for all sums due Bank under this Agreement.

     3. Requests for loans hereunder shall be in writing duly executed by Borrower in a form satisfactory to Bank and shall contain a certification setting forth the matters referred to in Section 1, which shall disclose that

            Borrower is entitled to the amount of loan being requested.

     4. As used in this Agreement, the following terms shall have the following meanings:

            A. "Accounts" means any right to payment for goods sold or leased, or to be sold or to be leased, or for services rendered or to be rendered no matter how evidenced, including accounts receivable, contract rights, chattel paper, instruments, purchase orders, notes, drafts, acceptances, general intangibles and other forms of obligations and receivables.

            B. "Collateral" means any and all personal property of Borrower which is assigned or hereafter is assigned to Bank as security or in which Bank now has or hereafter acquires a security interest.

            C. "Eligible Accounts" means all of Borrower s Accounts excluding, however, (1) all Accounts under which payment is not received within 90 days from any invoice date, (2) all Accounts against which the account debtor or any other person obligated to make payment thereon asserts any defense, offset, counterclaim or other right to avoid or reduce the liability represented by the Account and (3) any Accounts if the account debtor or any other person liable in connection therewith is insolvent, subject to bankruptcy or receivership proceedings or has made an assignment for the benefit of creditors or whose credit standing is unacceptable to Bank and Bank has so notified Borrower. Eligible Accounts shall only include such accounts as Bank in its sole discretion shall determine are eligible from time to time.

     5. Borrower hereby assigns to Bank all Borrower's present and future Accounts, including all proceeds due thereunder, all guaranties and security therefor, and hereby grants to Bank a continuing security interest in all moneys in the Collateral Account referred to in Section 6 hereof, as security for any and all obligations of Borrower to Bank, whether now owing or hereafter incurred and whether direct, indirect, absolute or contingent. So long as Borrower is indebted to Bank or Bank is committed to extend credit to Borrower, Borrower will execute and deliver to Bank such assignments, including Bank's standard forms of Specific or General Assignment covering Individual Accounts, notices, financing statements, and other documents and papers as Bank may require in order to affirm, effectuate or further assure the assignment to Bank of the Collateral or to give any third party, including the account debtors obligated on the Accounts, notice of Bank's interest in the Collateral.

     6. Until Bank exercises its rights to collect the Accounts pursuant to paragraph 10, Borrower will collect with diligence all Borrower s Accounts, provided that no legal action shall be maintained thereon or in connection therewith without Bank s prior written consent. Any collection of Accounts by Borrower, whether in the form of cash, checks, notes, or other instruments for the payment of money (properly endorsed or assigned where required to enable Bank to collect same), shall be in trust for Bank, and Borrower shall keep all such collections separate and apart from all other funds and property so as to be capable of identification as the property of Bank and deliver said collections daily to Bank in the identical form received. The proceeds of such collections when received by Bank may be applied by Bank directly to the payment of Borrower s Loan Account or any other obligation secured hereby. Any credit given by Bank upon receipt of said proceeds shall be conditional credit subject to collection. Returned items at Bank s option may be charged to Borrower s general account. All collections of the Accounts shall be set forth on an itemized schedule, showing the name of the account debtor, the amount of each payment and such other information as Bank may request.

     7. Until Bank exercises its rights to collect the Accounts pursuant to paragraph 10, Borrower may continue its present policies with respect to returned merchandise and adjustments. However, Borrower shall immediately notify Bank of all cases involving returns, repossessions, and loss or damage of or to merchandise represented by the Accounts and of any credits, adjustments or disputes arising in connection with the goods or services represented by the Accounts and, in any of such events, Borrower will immediately pay to Bank from its own funds (and not from the proceeds of Accounts or inventory) for application to Borrower s Loan Account or any other obligation secured hereby the amount of any credit for such returned or repossessed merchandise and adjustments made to any of the Accounts.

     8. Borrower represents and warrants to Bank: (1) If Borrower is a corporation, that Borrower is duly organized and existing in the State of its incorporation and the execution, delivery and performance hereof are within Borrower's corporate powers, have been duly authorized and are not in conflict with law or the terms of any charter, by-law or other incorporation papers, or of any indenture, agreement or undertaking to which Borrower is a party or by which Borrower is found or affected; (ii) Borrower is, or at the time the Collateral becomes subject to Bank s security interest will be, the true and lawful owner of and has, or at the time the Collateral becomes subject to Bank s security interest will have, good and clear title to the Collateral, subject only to Bank's rights therein;
            (iii) Each Account is, or at the time the Account comes into existence will be, a true and correct statement of a bona fide indebtedness incurred by the debtor named therein in the amount of the Account for either merchandise sold or delivered (or being held subject to Borrower s delivery instructions) to, or services rendered, performed and accepted by, the account debtor;
            (iv) That there are or will be no defenses, counterclaims, or setoffs which may be asserted against the Accounts; and
            (v) any and all financial information, including information relating to the Collateral, submitted by Borrower to Bank, whether previously or in the future, is or will be true and correct.

     9. Borrower will: (i) Furnish Bank from time to time such financial statements and information as Bank may reasonably request and inform Bank immediately upon the occurrence of a material adverse change therein;
            (ii) Furnish Bank periodically, in such form and detail and at such times as Bank may require, statements showing aging and reconciliation of the Accounts and collections thereon; (iii) Permit representatives of Bank to inspect the Borrower s books and records relating to the Collateral and make extracts therefrom at any reasonable time and to arrange for verification of the Accounts, under reasonable procedures, acceptable to Bank, directly with the account debtors or otherwise at Borrower's expense; (iv) Promptly notify Bank of any attachment or other legal process levied against any of the Collateral and any information received by Borrower relative in the Collateral, including the Accounts, the account debtors or other persons obligated in connection therewith, which may in any way affect the value of the Collateral or the rights and remedies of Bank in respect thereto;
            (v) Reimburse Bank upon demand for any and all legal costs, including reasonable attorneys' fees, and other expense incurred in collecting any sums payable by Borrower under Borrower s Loan Account or any other obligation secured hereby, enforcing any term or provision of this Security Agreement or otherwise or in the checking, handling and collection of the Collateral and the preparation and enforcement of any agreement relating thereto; (vi) Notify Bank of each location and of each office of Borrower at which records of Borrower relating to the Accounts are kept; (vii) Provide, maintain and deliver to Bank policies insuring the Collateral against loss or damage by such risks and in such amounts, forms and companies as Bank may require and with loss payable solely to Bank, and, in the event Bank takes possession of the Collateral, the insurance policy or policies and any unearned or returned premium thereon shall at the option of Bank become the sole property of Bank, such policies and the proceeds of any other insurance covering or in any way relating to the Collateral, whether now in existence or hereafter obtained, being hereby assigned to Bank; and
            (viii) in the event the unpaid balance of Borrower s Loan Account shall exceed the maximum amount of outstanding loans to which Borrower is entitled under Section 1 hereof, Borrower shall immediately pay to Bank, from its own funds and not from the proceeds of Collateral, for credit to Borrower s Loan Account the amount of such excess.

     10. Bank may at any time, without prior notice to Borrower, collect the Accounts and may give notice of assignment to any and all account debtors, and Borrower does hereby make, constitute and appoint Bank its irrevocable, true and lawful attorney with power to receive, open and dispose of all mail addressed to Borrower, to endorse the name of Borrower upon any checks or other evidences of payment that may come into the possession of Bank upon the Accounts to endorse the name of the undersigned upon any document or instrument relating to the Collateral; in its name or otherwise, to demand, sue for, collect and give acquittances for any and all moneys due or to become due upon the Accounts; to compromise, prosecute or defend any action, claim or proceeding with respect thereto; and to do any and all things necessary and proper to carry out the purposes herein contemplated.

     11. Until Borrower s Loan Account and all other obligations secured hereby shall have been repaid in full, Borrower shall not sell, dispose of or grant a security interest in any of the Collateral other than to Bank, or execute any financing statements covering the Collateral in favor of any secured party or person other than Bank.

     12. Should: (i) Default be made in the payment of any obligation, or breach be made in any warranty, statement, promise, term or condition, contained herein or hereby secured; (ii) Any statement or representation made for the purpose of obtaining credit hereunder prove false;
            (iii) Bank deem the Collateral inadequate or unsafe or in danger of misuse; (iv) Borrower become insolvent or make an assignment for the benefit of creditors; or (v) Any proceeding be commended by or against Borrower under any bankruptcy, reorganization, arrangement, readjustment of debt or moratorium law or statute; then in any such event, Bank may, at its option and without demand first made and without notice to Borrower, do any one or more of the following: (a) Terminate its obligation to make loans to Borrower as provided in Section 1 hereof; (b) Declare all sums secured hereby immediately due and payable;
            (c) Immediately take possession of the Collateral wherever it may be found, using all necessary force so to do, or require Borrower to assemble the Collateral and make it available to Bank at a place designated by Bank which is reasonably convenient to Borrower and Bank, and Borrower waives all claims for damages due to or arising from or connected with any such taking; (d) Proceed in the foreclosure of Bank s security interest and sale of the Collateral in any manner permitted by law, or provided for herein; (e) Sell, lease or otherwise dispose of the Collateral at public or private sale, with or without having the Collateral at the place of sale, and upon terms and in such manner as Bank may determine, and Bank may purchase same at any such sale; (f) Retain the Collateral in full satisfaction of the obligations secured thereby;
            (g) Exercise any remedies of a secured party under the Uniform Commercial Code. Prior to any such disposition, Bank may, at its option, cause any of the Collateral to be repaired or reconditioned in such manner and to such extent as Bank may deem advisable, and any sums expended therefor by Bank shall be repaid by Borrower and secured hereby. Bank shall have the right to enforce one or more remedies hereunder successively or concurrently, and any such action shall not estop or prevent Bank from pursuing any further remedy which it may have hereunder or by law. If a sufficient sum is not realized from any such disposition of Collateral to pay all obligations secured by this Security Agreement, Borrower hereby promises and agrees to pay Bank any deficiency.

     13. If any writ of attachment, garnishment, execution or other legal process be issued against any property of Borrower, or if any assessment for taxes against Borrower, other than real property, is made by the Federal or State government or any department thereof, the obligation of Bank to make loans to Borrower as provided in Section 1 hereof shall immediately terminate and the unpaid balance of the Loan Account, all other obligations secured hereby and all other sums due hereunder shall immediately become due and payable without demand, presentment or notice.

     14. Borrower authorizes Bank to destroy all invoices, delivery receipts, reports and other types of documents and records submitted to Bank in connection with the transactions contemplated herein at any time subsequent to four months from the time such items are delivered to Bank.

     15. Nothing herein shall in any way limit the effect of the conditions set forth in any other security or other agreement executed by Borrower, but each and every condition hereof shall be in addition thereto.

     *16.   Additional Provisions: SEE "EXHIBIT A" ATTACHED


     Executed this 17th day of June, 1996


     IMPERIAL BANK                      XSCRIBE CORPORATION
                                -------------------------
                                (Name of Borrower)


     By: /s/ Jed Harris         By: /s/ Suren G. Dutia,
                                   --------------------
            RVP                 President/CEO
         -----------------      -------------
            Title               (Authorized Signature and Title)

                                By: -----------------------
                                (Authorized Signature and Title)

     *If none, insert "None"

                               IMPERIAL BANK
                                Member FDIC
                       ITEMIZATION OF AMOUNT FINANCED
                       ------------------------------
                         DISBURSEMENT INSTRUCTIONS
                         -------------------------


     Name(s):  XSCRIBE CORPORATION                Date:  June 17, 1996

     $                paid to you directly by Cashiers Check No.

     $   805,000.00        credited to deposit account No. 11-059-147
                           when advances are requested

     $   195,000.00        paid on Loan(s) No. 11-1491-0003

     $                amounts paid to Bank for:

     Amounts paid to others on your behalf:

     $                to                       Title Insurance Company

     $                to Public Officials

     $                to

     $                to

     $                to

     $                to

     $ 1,000,000.00        SUBTOTAL (NOTE AMOUNT)

     LESS $         0.00        Prepaid Finance Charge (Loan fee(s))

     $ 1,000,000.00        TOTAL (AMOUNT FINANCED)

     Upon consummation of this transaction, this document will also serve as the authorization for Imperial Bank to disburse the loan proceeds as stated above.

     XSCRIBE CORPORATION

     By   /s/ Suren G. Dutia
        ----------------------  ---------------------------
             Signature             Signature

        ----------------------     ---------------------------
             Signature              Signature

                                "EXHIBIT A"



     ADDENDUM TO SECURITY AND LOAN AGREEMENT
     BETWEEN XSCRIBE CORPORATION AND
     IMPERIAL BANK
     DATED June 17, 1996
           -------------


     This Addendum is made and entered into as of JUNE 17, 1996, between XSCRIBE CORPORATION ("Borrower") and IMPERIAL BANK ("Bank"). This Addendum amends and supplements the Security and Loan Agreement. In the event of any inconsistency between the terms herein and the terms of the Security and Loan Agreement, the terms herein shall in all cases govern and control. All capitalized terms herein, unless otherwise defined herein, shall have the meaning set forth in the Security and Loan Agreement.

     1. Any commitment of Bank, pursuant to the terms of the Security and Loan Agreement, to make advances against Eligible Accounts shall expire on August 15, 1997, subject to Bank's right to renew said commitment in its sole discretion. Any such renewal of the commitment shall not be binding upon Bank unless it is in writing and signed by an officer of the Bank.

     2.     Borrower represents and warrants that:

       a. LITIGATION. Except as already disclosed to the Bank [CHANGE IS INITIALED], there is no litigation or other proceeding pending or threatened against or affecting Borrower, and Borrower is not in default with respect to any order, writ, injunction, decree or demand of any court or other governmental or regulatory authority.

       b. FINANCIAL CONDITION. The balance sheet of Borrower of March 31, 1996 and the related profit and loss statement on that date, a copy of which has heretofore been delivered to Bank by Borrower, and all other statements and data submitted in writing by Borrower to Bank in connection with this request for credit are true and correct, and said balance sheet and profit and loss statement truly present the financial condition of Borrower as of the date thereof and the results of the operations of Borrower for the period covered thereby, and have been prepared in accordance with generally accepted accounting principles on a basis consistently maintained. Since such date, there have been no materially adverse changes. Borrower has no knowledge of any liabilities, contingent or otherwise, at such date not reflected in said balance sheet, and Borrower has not entered into any special commitments or substantial contracts which are not reflected in said balance sheet, other than in the ordinary and normal course of its business, which may have a materially adverse effect upon its financial condition, operations or business as now conducted.

       c. TRADEMARKS, PATENTS. Borrower, as of the date hereof, possesses all necessary trademarks, trade names, copyrights, patents, patent rights, and licenses to conduct its business as now operated, without any known conflict with valid trademarks, trade names, copyrights, patents and license rights of others.

       d. TAX STATUS. Borrower has no liability for any delinquent state, local or federal taxes, and, if Borrower has contracted with any government agency, Borrower has no liability for renegotiation of profits.

     3. Borrower agrees that so long as it is indebted to Bank, it will not, without Bank's written consent:

       a. TYPE OF BUSINESS. MANAGEMENT. Make any substantial change in the character of its business; or make any change in its executive management.

       b. OUTSIDE INDEBTEDNESS. Create, incur, assume or permit to exist any indebtedness for borrowed moneys other than loans from Bank except obligations now existing as shown in financial statement dated March 31, 1996, excluding those being refinanced by Bank; or sell or transfer, either with or without recourse, any accounts or notes receivable or any moneys due to become due.

       c. LIENS AND ENCUMBRANCES. Create, incur, assume any mortgage, pledge, encumbrance, lien or charge of any kind
     (including the charge upon property at any time purchased or acquired under conditional sale or other title retention agreement) upon any asset now owned or hereafter acquired by it, other than liens for taxes not delinquent and liens in Bank's favor.

       d. LOANS, INVESTMENTS, SECONDARY LIABILITIES. Make any loans or advances to any person or other entity other than in the ordinary and normal course of its business as now conducted or make any investment in the securities of any person or other entity other than the United States Government; or guarantee or otherwise become liable upon the obligation of any person or other entity, except by endorsement of negotiable instruments for deposit or collection in the ordinary and normal course of its business.

       e. ACQUISITION OR SALE OF BUSINESS; MERGER OR CONSOLIDATION. Purchase or otherwise acquire the assets or business of any person or other entity; or liquidate, dissolve, merge or consolidate, or commence any proceedings therefore; or sell any assets except in the ordinary and normal course of its business or fixed assets, or any property or other assets necessary for the continuance of its business as now conducted, including without limitation the selling of any property or other asset accompanied by the leasing back of the same. The sale of any subsidiary or division will cause the following to immediately be done: (1) the Term Loan will be paid off in its entirety by proceeds of sale; (2) the covenants contained herein will be reset by Bank; (3) Borrower will provide pro forma balance sheet(s) to Bank illustrating the effect(s) of said sale(s).

       f. DIVIDENDS, STOCK PAYMENTS. Declare or pay any dividend (other than dividends payable in common stock of Borrower) or make any other distribution on any of its capital stock now outstanding or hereafter issued, or purchase, redeem or retire any of such stock.

     4. Should there be a default under the Security and Loan Agreement, the General Security Agreement or under the Note, all obligations, loans and liabilities of Borrower to Bank, due or to become due, whether now existing or hereafter arising, shall, at the option of Bank, become immediately due and payable without notice or demand, and Bank shall thereupon have the right to exercise all of its default rights and remedies. The default rate of interest shall be five percent per year in excess of the rate otherwise charged. If any interest payment, principal payment or principal balance payment due from Borrower is delinquent ten or more days, Borrower agrees to pay Bank a late charge in the amount of 5% of the payment so due and unpaid, in addition to the payment; but nothing in this provision is to be construed as any obligation on the part of Bank to accept payment of any payment past due or less than the total unpaid principal balance after maturity. All payments shall he applied first to any late charges owing, then to interest and the remainder, if any, to principal.

     5. As a condition precedent to Bank's obligation to make any advances to Borrower, Borrower shall, among other things, cause continuing guarantees to be executed by Lexia Systems, Inc., Photomatrix Corporation, U.S. Transcan Technologies, Inc. and Xscribe Imaging, Inc., each in the amount of $2,000,000, such guarantees in form satisfactory to Bank.

     6. In addition to the provisions in the Security and Loan Agreement, Eligible Accounts shall only include such accounts as Bank in its sole discretion shall determine are eligible from time to time. "Eligible Accounts" shall also NOT include any of the following:

       a. Accounts with respect to which the account debtor is an officer, director, shareholder, employee, subsidiary or affiliate of Borrower.

       b. Accounts with respect to which 25% or more of the account debtor's total accounts or obligations outstanding to Borrower are more than 90 days from invoice date.

       c.   Salesmen's accounts for promotional purposes.

       d. For accounts representing more than 20% of total accounts receivable, the balance in excess of the 20%. However, the Bank may deem, at its sole discretion, the entire amount eligible.

       e. Accounts with respect to international transactions unless insured by an insurance company acceptable to the Bank or covered by letters of credit issued or confirmed by a bank acceptable to the Bank.

       f.   Credit balances greater than 90 days from invoice date.

       g. U.S. Government receivables, unless formally assigned to the Bank.

       h.   Accounts over 90 days from invoice date.

       i. Accounts where the account debtor is a seller to borrower, whereby a potential offset exists.

       j.   Consignment or guaranteed sales.

       k.   Contract receivables; bill and hold accounts.

     7. All financial covenants and financial information referenced herein shall be interpreted and prepared in accordance with generally accepted accounting principles applied on a basis consistent with previous years. Compliance with financial covenants shall be calculated and monitored on a quarterly basis.

     8. Borrower affirmatively covenants that so long as any loans, obligations or liabilities remain outstanding or unpaid to Bank, it will:

       a. Have and maintain a minimum tangible net worth (meaning the excess of all assets, over its liabilities, less subordinated debt) of not less than $4,000,000.

       b. Have and maintain a ratio of total liabilities to tangible net worth of not greater than 1.50 to 1.0.

       c. Have and maintain working capital of $3,000,000. Working capital is defined as Current Assets minus Current Liabilities.

       d. Have an maintain a Current Ratio of 1.5 to 1.0. Current Ratio is defined as Current Assets divided by Current
     Liabilities.

       e. Maintain all significant bank accounts and banking relationship with Bank.

       f. Within 10 days from each month-end, deliver to Bank an accounts receivable aging reconciled to the general ledger of Borrower, a detailed accounts payable aging reconciled to the Borrower's general ledger and setting forth the amount of any book overdraft or the amount of checks issued but not sent. All the foregoing will be in a form and with such detail as Bank may request from time to time.

       g. Within 30 days after the end of each month, deliver to Bank a profit and loss statement and a balance sheet in form satisfactory to Bank all certified by an officer of Borrower, and a letter certifying compliance with all loan covenants signed by the Chief Financial Officer of Borrower.

       h. Within 120 days after the end of Borrower's fiscal year, deliver to Bank the same financial statements as otherwise provided monthly together with Changes in Financial Position Statement, prepared on an audited basis by an independent certified public accountant selected by Borrower, but acceptable to Bank.

       i. RIGHTS AND FACILITIES. Maintain and preserve all rights, franchises and other authority adequate for the conduct of its business; maintain its properties, equipment and facilities in good order and repair; conduct its business or partnership, maintain and preserve its existence.

       j. INSURANCE. Maintain public liability, property damage and workers compensation insurance and insurance on all its insurable property against fire and other hazards with responsible insurance carriers to the extent usually maintained by similar businesses. Borrower shall provide evidence of property insurance in amounts and types acceptable to the Bank. Bank to be named as Loss Payee.

       k. TAXES AND OTHER LIABILITIES. Pay and discharge, before the same become delinquent and before penalties accrue thereon, all taxes, assessments and governmental charges upon or against it or any of its properties, and any of its other liabilities at any time existing, except to the extent and so long as:

            (a) The same are being contested in good faith and by appropriate proceedings in such manner as not to cause any materially adverse affect upon its financial condition or the loss of any right of redemption from any sale thereunder; and

            (b)  It shall have set aside on its books reserves
                 (segregated to the extent required by generally accepted accounting practice) deemed by it adequate with respect thereto.

       l. RECORDS AND REPORTS. Maintain a standard and modern system of accounting in accordance with generally accepted accounting principles or a basis consistently maintained; permit Bank's representatives to have access to, and to examine its properties, books and records at all reasonable times.

     9.     The extensions of credit under the Security and Loan
     Agreement shall be available as follows:

       a.   Up to $1,000,000 in direct advances

       b. The outstanding balance of the existing Term Loan of $812,500 shall be considered outstanding to Borrower for purposes of calculation of availability under the Borrowing Base.

     10.    FEES AND INTERESTS:

       a. The rate of interest applicable to the Line of Credit Loan Account shall be 1.25% per year in excess of the rate of interest which Bank has announced as its prime lending rate ("Prime Rate") which shall vary concurrently with any change in such Prime Rate. A non utilization fee of three quarters of one percent (0.75%) shall be charged on the average daily unused portion of the line, payable quarterly in arrears.

       b. The rate of interest applicable to the Term Loan shall be 1.50% per year in excess of the rate of interest which Bank has announced as its prime lending rate ("Prime Rate") which shall vary concurrently with any change in such Prime Rate. A documentation fee of $250 shall be due upon execution of documents.

       c. Interest shall be computed at the above rates on the basis of the actual number of days during which the principal balance of the loan or loan account is outstanding divided by 360, which shall for interest computation purposes be considered one year.

     11. MISCELLANEOUS PROVISIONS. Failure or Indulgence Not Waiver. No failure or delay on the part of your Bank or any holder or Notes Issued hereunder, in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise thereof or of any other right, power or privilege. All rights and remedies existing under this agreement or any not issued in connection with a loan that your Bank may make hereunder, are cumulative to, and not exclusive of, any rights or remedies otherwise available.

     12. This addendum is executed by and on behalf of the parties as of the date first above written.

     XSCRIBE CORPORATION  "BORROWER"

     By   /s/ Suren G. Dutia
       --------------------

           President & CEO
       --------------------
          Title

           June 21, '96
       --------------------
                      Date


     IMPERIAL BANK  "BANK"


     By /s/ Jed Harris
                        RVP
        ----------------------------------
                    Title

                               EXHIBIT 10.31
                               -------------

                           BELL & HOWELL LIMITED
                           ---------------------

              OEM PURCHASE AGREEMENT FOR PHOTOMATRIX SCANNERS
              -----------------------------------------------
            THIS AGREEMENT, dated 8th February 1996 between Bell &
                                     -----------------
     Howell Limited ("Buyer") having its principal place of business at 33-35 Woodthorpe Road, Ashford, Middlesex, TW15 2RZ, England and Photomatrix Limited having its principal place of Business at 5 Colne Way Business Centre, Brookside, Watford, Herts, WD2 4NE ("Seller") sets out the terms on which Buyer will buy and Seller will sell the products listed herein.

                                  WHEREAS
                                  -------
            (1) Seller imports into the Territory high performance image scanners manufactured by its parent corporation Photomatrix Corporation of Culver City, California.

            (2) Seller wishes to procure the distribution of the Products throughout the Territory.

            (3) Buyer imports into the Territory (from its parent Corporation Bell & Howell Inc of Chicago and from other manufacturers) and distributes throughout the Territory a range of image scanners not including scanners such as the Products and Buyer has invested substantial funds in establishing a network of distributors throughout the Territory supported by training, sales support, service and maintenance personnel and substantial advertising of the Bell & Howell brand.

            (4) Buyer wishes to distribute the Products as part of the Bell & Howell range of products in the Territory.

            (5) The Products consist of complex scanning and paper handling equipment, requiring expert installation and configuration for the end users' environment and business system. The effective sale of the Products will involve distributors in maintaining staff with technical skill and substantial training on the Products to install and configure and to provide pre-sales and post-sales consultancy and support. Where practical, distributors will normally have to purchase one of the Products for demonstration purposes in addition to the appropriate spares inventory and promotional and sales support materials and all other necessary investments in order to distribute and support the Products. Distributors in Buyer's distribution network will be required by Buyer to invest in this staffing and training and the appropriate equipment cost (in this Agreement together called "the Distributor Qualification")

            (6) The parties agree that the reputation of and market for Products (whether sold as Bell and Howell products or Photomatrix products) will be substantially prejudiced if Products are sold without sufficient expert support as referred to in recital (5) above.

            (7) The market for the Products is such that it would not be economic for Buyer or distributors in Buyer's distribution network to acquire Distributor Qualification unless Seller agrees to the provisions as to exclusivity contained in this Agreement.

            THE PARTIES HERETO AGREE AS FOLLOWS:
            ------------------------------------

       1.   Definitions
       --   -----------
            In this Agreement and its Schedules the following terms shall have the following meanings:.

     Territory        Buyer's "Europe" region, namely the area
                      designated with a red line on the attached plan.

     Products The Products described in the Schedule and such other ranges of high end image scanner as may be sold by Seller in the Territory during the continuance of this Agreement, together with (where the context admits) all accessories and spare parts for them.

     Bell & Howell
     Distributor The distributors listed in paragraph 6 of the
                 Schedule and such other distributors.

       2.   Commitment
       --   ----------
            2.1 Subject to the terms of this Agreement Buyer commits to buy from Seller for resale Products in accordance with the quantity, delivery, pricing, minimum purchase and payment details set out in this Agreement and the Schedule. The minimum purchase of Products in the first year (as defined below) will be 35 units of the Products (but excluding accessories and spare parts), including all those purchased by Buyer on or after 1st
     September 1995.

            2.2 Seller commits to sell to Buyer Products in accordance with this Agreement and the Schedule and undertakes that the Original Equipment Manufacturer rights of Buyer to distribute the Products in the Territory shall be exclusive to the following extent namely that Seller shall not market, sell or distribute or permit to be marketed, sold or distributed for resale the Products in the Territory other than by way of sales which comply with all of the following, namely (a) are of

     Products under the brand name "Photomatrix", and (b) are to distributors who are not Bell & Howell Distributors, and (c) are to distributors who possess the Distributor Qualification

            2.3 In the event of Seller supplying direct to end users, Seller will provide facilities equivalent to the Distributor
     Qualification.

       3.   Products, spare parts and manuals
       --   ---------------------------------
            3.1 For the purpose of this Agreement, Products shall mean certain scanner products and their accessories as specified in the schedule hereto. Seller undertakes that Products supplied to Buyer hereunder will:

                 3.1.1.  conform to Seller's specifications as
       published and revised from time, and

                 3.1.2  all operate at 220-230 voltage, and

                 3.1.3 conform with all relevant EU Product Standards and bear the CE marking and have a Declaration of Conformity supplied for each of the Products sold to Buyer, and

                 3.1.4 be inspected at Seller's premises prior to delivery to Buyer so as to eliminate the delivery by Seller to Buyer of any Products having visible defects or faults.

            3.2 Buyer commits to use best efforts to buy from Seller sufficient spare parts to service in accordance with Buyer's service policies from time to time all Products resold by Bell & Howell Distributors and installed with end users. The range of spare parts will be such as Seller reasonably recommends from time to time. Buyer will provide a monthly spares order for delivery within 28 days after the date of order. Buyer shall have the right to raise additional orders on Seller for spares and designate them as "urgent" in which case Seller will use best efforts to deliver such spares within 48 hours of order.

            3.3 Seller shall forthwith upon each manual or other technical or user support document being prepared by Seller provide it to Buyer and Seller now authorises Buyer to copy and/or translate such materials and to sell or distribute the copies and translations for the duration of this Agreement and so long after its termination as Buyer may require to do so in order to support its customers or maintain Products.

       4.   Standard Terms and Conditions
       --   -----------------------------
            The Standard Terms and the Terms of Purchase annexed are deemed to be incorporated in this Agreement and to apply to all orders placed hereunder save as varied by or inconsistent with the other terms of this Agreement and the Schedule.

       5.   Prices
       --   ------
            Seller undertakes not to vary the prices set out in the Schedule during the first 90 days of the duration of this Agreement. Thereafter Seller may, by giving Buyer 60 days written notice, vary the pricing except for Buyer's orders already placed by Buyer.

       6.   Payment
       --   -------
       Payment shall be due 60 days after delivery to Buyer's premises.

       7.   Term
       --   ----
            7.1 Subject to the following provisions in this paragraph 7 this Agreement shall remain in force from the commencement date specified in the Schedule until 30th June 1999 but so that in this Agreement the expression "the first year" shall mean the period from the commencement date until 30th June 1997, "the second year" shall mean the period 1st July 1997 to 30th
     June 1998 and "third year" shall mean the period 1st July 1998 to 30th June 1999.

            7.2. At any time within the last 2 months of the first year Buyer may provide a written commitment ("a minimum purchase undertaking") to Seller to buy from Seller 40 units of the Products (but excluding accessories and spare parts). If Buyer does not serve such a minimum purchase undertaking prior to the second year either Buyer or Seller may serve notice on the other terminating this Agreement.

            7.3. The provisions of Clause 7.2 shall apply again in the 2 months prior to the end of the second year with the minimum purchase undertaking being 40 units for the third year.

            7.4. After the third year of this Agreement the Agreement shall continue in force until terminated by either party by serving written notice of termination to the other party at least 90 days in advance of the effective termination date.

       8.   Termination
       --   -----------
            8.1 In the event that Products are supplied to end users by either party or the distribution network of either party without facilities equivalent to the Distributor Qualification being provided with the Products then the provisions of Clause 2 concerning minimum purchase and exclusivity shall cease to have effect for the purposes of the then current year of the Agreement and this Agreement (without such provisions of Clause 2) shall continue in force (subject to earlier termination for different cause) until the end of that year of the Agreement at which time it will terminate.

            8.2  In case either party shall breach or default in the
     performance of any of the terms of this Agreement, unless otherwise provided for the other party may give written notice of
     such   breach or default, and if the breaching or defaulting
     party does not cure breach or default within 90 days after the date of dispatch of the notice, the other party may terminate this Agreement in writing with immediate effect.

            8.3 Termination either under Clause 8.1 or 8.2 or under Clause 7 or for any other cause shall be without prejudice to the accrued rights of each party. Notwithstanding termination for any cause all provisions of this Agreement expressed or intended to continue in effect (including without limitation the provisions for warranty and the supply by Seller of spares, accessories and training requisite to fulfil Buyer's commitments to customers) shall remain in full force and effect.

       9. In the event that any provision of this Agreement is declared by any judicial or other competent authority to be void voidable illegal or otherwise unenforceable or indications of the same are received by either of the parties from any relevant competent authority or legal advice to such effect is received by either of the parties and agreed by the legal advisors of the other party the parties shall amend that provision in such reasonable manner as achieves the intention of the parties without illegality and in default of Agreement on such amendment either party may by notice in writing to the other declare that the provisions of Clause 2 concerning minimum purchase and exclusivity shall cease to have effect for the purposes of the then current year of the Agreement and this Agreement (without such provisions of Clause 2) shall continue in force (subject to earlier termination for different cause) until the end of that year of the Agreement at which time it will terminate.

       10.  Governing Law
       --   -------------
            This Agreement shall be governed by the laws of England and both parties submit to the jurisdiction of the Courts of England.

            IN WITNESS WHEREOF the parties have caused this Agreement to be executed by their duly authorised representatives on the date first above written.

     For Seller   /s/ Robert Burton      For Buyer  /s/ M.P. Muller
                  -----------------                 ---------------
     Position       Managing             Position    Managing Director
     Director
                                         Buyer       Bell & Howell
     Seller    Photomatrix, Ltd.         Ltd.

                             TERMS OF PURCHASE
                             -----------------


     1.     TERMS AND VARIATION
     --     -------------------
       This Order contains all the terms of purchase. Any waiver or substitution of or exception or modification or addition to the terms contained in this Order must, to be valid, be agreed in writing between the Buyer and the Seller.

     2.     DOCUMENTS
     --     ---------
       The Seller shall:

       1) clearly mark the outside of each consignment or package with the Seller's name and full details of the destination in accordance with the Order and include a Packing Note stating the contents thereof.

       2) on despatch of each consignment send to the Buyer at the address for delivery of each of the Goods an Advice Note specifying the means of transport, the weight, number or volume and the point and date of despatch.

     3) send to the Buyer detailed priced invoice in duplicate as soon as is reasonably practicable after the despatch of each consignment.

           4)    state on every such Packing Note, Advice Note,
                 Invoice or other document relating to the Order the Order Number and Code Number (if any).

     3.     ACCEPTANCE
     --     ----------
       Delivery of any part of the Goods ordered hereunder constitutes acceptance of all the terms of this Order without reservation regardless of whether the Seller has signed the acknowledgement sheet or not.

     4.     QUALITY AND DESCRIPTION
     --     -----------------------
       Subject to Clauses 10 and 11 the Goods shall:

       (i) conform as to quantity, quality and description with the particulars stated in the Order.

           (ii)  be of sound materials and workmanship.

          (iii) be equal in all respects to the samples, patterns or any technical description of the Goods contained or referred to in the Order ("the Specification").

           (iv) be capable of any standard of performance specified in the Order.

       (v) if the purpose for which they are required is indicated in the Order either expressly or by implication or is otherwise known to the Seller, be fit for that purpose.

     5.     DELIVERY
     --     --------
       (i)  The Goods, properly packed and secured in such a manner as to reach their destination in good condition (under normal conditions of transport) shall be delivered by the Seller at, or despatched for delivery to, the place or places and in the manner specified in the Order or as subsequently agreed in writing.

     6.     PASSING OF PROPERTY
     --     -------------------
       (i)  The property in the Goods shall pass to the Buyer on
            delivery without prejudice to any right of rejection which may accrue to the Buyer under these terms.

     7.     TIME
     --     ----
     (a)    The Seller shall deliver the Goods on the date and at the
            place specified in the Order. Except with the written consent of the Buyer the Seller shall not deliver the Goods in advance of the delivery date. If as a result of force majeure the Seller is unable to deliver the Goods on the specified date then provided that the Buyer shall have received written notice on or before the specified date of such inability to deliver and shall have received back from the Seller all things of value received by it from the Buyer, the Buyer shall at its option either grant to the Seller such extension of time for delivery as may be reasonable or cancel this Order by written notice to the Seller whereupon this Order shall terminate without liability of either party to the other.

     (b) If any delivery is made which is not in all respects in accordance with the terms of sub-clause (a) above and the other provisions of this Order, the Buyer reserves the right within 14 days of such delivery to reject the Goods so delivered and in addition, the Buyer may at its election treat this Order as repudiated by the Seller and cancel any outstanding deliveries hereunder without prejudice to the Buyer's right to claim damages or to enforce any other remedy provided by law.

     (c) All costs incurred by the Buyer as a result of rejections made under the provisions hereof shall be for the account of the Seller.

     (d) For the purposes of this Clause "force majeure" means an Act of God, act or omission of a sovereign state, civil or armed conflict.

     8.     CANCELLATION BY BUYER
     --     ---------------------
       Without prejudice to the Buyer's right to terminate the Agreement under any other terms hereof the Buyer shall have the right at its option forthwith to cancel this Order in whole or in part at any time and without assigning any reason therefor by delivering or serving by registered post to the Seller a written notice of cancellation specifying the nature and extent thereof. Within (4) weeks of such cancellation pursuant to this Clause the Buyer shall pay to the Seller the following sums: (1) the contract price for all the Goods already delivered by the Seller and accepted by the Buyer in terms of this Order for which payment has not been made (2) the costs incurred by the Seller in implementing exclusively the conditions of this Order to the point of its cancellation by the Buyer less a reasonable allowance in respect of other uses to which any machinery or other equipment or other items whatsoever purchased by the Seller may be put and (3) the reasonable loss of profits sustained by the Seller in respect of the Goods (if any) comprised in this Order which shall not have been delivered to and accepted by the Buyer prior to the cancellation of the Order.

     9.     GUARANTEE
     --     ---------
       (i)  If within the period after delivery named in the Order
            (hereinafter called "the Guarantee Period") the Buyer gives notice in writing to the Seller of any defect in the Goods which shall arise under proper use from faulty design (other than a design made, furnished, or specified by the Buyer for which the Seller has in writing disclaimed responsibility), materials or workmanship, then the Seller shall with all possible speed replace or repair the Goods so as to remedy the defects without cost to the Buyer.

           (ii) The Buyer shall, as soon as practicable after discovering any such defect or failure, return the defective Goods or parts thereof to the Seller and at the Seller's risk and expense unless it has been agreed between the Parties that the necessary replacement or repair shall be carried out by the Seller on the Buyer's premises.

     10.    DAMAGE OR LOSS IN TRANSIT
     ---    -------------------------
       The Seller will repair or replace, free of charge, Goods damaged or lost in transit provided the Buyer, having been notified by the Seller in good time of the despatch, shall give the Seller written notification of such damage or loss within such time as will enable the Seller to comply with the carrier's conditions of carriage, as affecting loss or damage in transit, or where delivery is made by the Seller's own transport, within a reasonable time.

     11.  PAYMENT
     ---    -------
            Payment of the Price shall be made within the period after delivery specified in the Order.

     12.  CARE AND RETURN OF PATTERNS, DIES, ETC.
     ---    ---------------------------------------
       (i)  All patterns, dies, drawings, moulds or other tooling supplied by the Buyer or prepared or obtained by the Seller for and at the sole cost of the Buyer and all consigned materials provided by the Buyer without charge to the Seller for the purposes of this Order shall be and remain the property of the Buyer.

         (ii) The Seller shall maintain all such items in good order and condition and insure them against all risks whilst in its custody and on completion of the contract or as otherwise directed by the Buyer shall return them to the Buyer in good order and condition. Should the Seller fail so to return them the Buyer may either withhold payment until they are so returned or withhold such part of the payment due as may be required to replace them or to restore them to good order and condition, whichever may be the less expensive.

        (iii) The Seller shall not use such items, nor shall it authorize or knowingly permit them to be used by anyone else for, or in connection with, any purpose other than the supply of the Goods to the Buyer unless such use is expressly authorized by the Buyer, previously and in writing.

         (iv) The Seller shall insure any material or property sent to the Seller by the Buyer for any purpose in connection with any contract of which this Order forms part ("the Contract") against any damage which may occur to it whilst in its custody.

     13.    STATUTORY REQUIREMENTS
     ---    ----------------------
            The Seller warrants that the design, construction and quality of the Goods to be supplied under the Contract comply in all respects with all relevant requirements of any Statute, Statutory Rule or Order or other instrument having the force of law which may be in force at the time when the same are supplied.

     14.  PATENTS
     ---    -------
       (i)  The Seller shall fully indemnify the Buyer against any action, claim, demand, costs, charges and expenses arising from or incurred by reason of any infringement or alleged infringement of any letters patent, registered design, trade mark, or trade name protected in the United Kingdom by the use or sale of the Goods and against all costs and damages which the Buyer may incur in any action for such infringement or for which the Buyer may become liable in any such action. Provided always that this indemnity shall not apply to any infringement which is due to the Seller having followed a design furnished by the Buyer for which the Seller has in writing disclaimed responsibility
            (or to the use of the Goods in a manner or for a purpose not reasonably to be inferred by the Seller or disclosed to the Seller prior to the making of the Contract).

         (ii) In the event of any claim being made or action brought against the Buyer arising out of the matters referred to in this clause, the Seller shall be promptly notified thereof and may at its own expense conduct all negotiations for the settlement of the same, and any litigation that may arise therefrom. (The Buyer shall not, unless and until the Seller shall have failed to take over the conduct of the negotiations or litigation, make any admission which might be prejudicial thereto). The conduct by the Seller of such negotiations or litigation shall be conditional upon the Seller having first given to the Buyer such reasonable security as shall from time to time be required by the Buyer to cover the amount ascertained or agreed or estimated, as the case may be, of any compensation, damages, expenses, and costs for which the Buyer may become liable. The Buyer shall at the request of the Seller, afford all available assistance for any such purpose and shall be repaid any expenses incurred in so doing.

        (iii) The Buyer on its part warrants that any design furnished by it shall not be such as will cause the Seller to infringe any letters patent, registered design, trade mark, or trade name in the performance of the Contract.

     15.    ASSIGNMENT AND SUB-CONTRACTING
     ---    ------------------------------
       (i)  The Seller shall not without the consent in writing of the
            Buyer assign or transfer the Contract or any part of it to any other person.

         (ii) The Seller shall not without the consent in writing of the Buyer sub-let the Contract or any part thereof other than for materials, minor details or for any part of the Goods of which the makers are named in the Order or the Specification, but this shall not prevent the Seller sub-letting part of the Contract to any company which is a member of the group to which the Seller belongs (or a company with which the Seller is associated). Any such consent shall not relieve the Seller of any of his obligations under the Contract.

     16.    BANKRUPTCY OR LIQUIDATION
     ---    -------------------------
       (i)  If the Seller being an individual (or, when the Seller is a firm, any partner in that firm) shall at any time become bankrupt, or shall have a receiving order or administration order made against him or shall make any composition or arrangement with, or for the benefit of his creditors, or shall make any conveyance or assignment for the benefit of his creditors or shall purport to do so, or if in Scotland, he shall become insolvent or notour bankrupt, or any application shall be made under any Bankruptcy Act for the time being in force for sequestration of his estate, or a trust deed shall be granted by him on behalf of his creditors or if the Seller, being a Company, shall pass a resolution, or the Court shall make an order that the Company shall be wound up (not being a Members' winding up for the purpose of reconstruction or amalgamation) or if a receiver or manager on behalf of a creditor shall be appointed, or if circumstances shall arise which entitle the Court or a creditor to appoint a receiver or manager, or which entitle the Court to make a winding up order, then the Buyer shall be at liberty:

            (a) to cancel the Order summarily by notice in writing without compensation to the Seller, or

            (b) to give any such receiver or liquidator or other person the option of carrying out the contract.

         (ii) The exercise of any of the rights granted to the Buyer under paragraph (i) hereof shall not prejudice or affect any right of action or remedy which shall have accrued or shall accrue thereafter to the Buyer.

     17.    ADVANCE MANUFACTURE
     ---    -------------------
            The Buyer shall not be responsible for any goods
       (including parts and components therefor) tools or materials manufactured by the Seller in advance of time in order to meet anticipated demands.

     18.    ARBITRATION

     ---    -----------
            All disputes, differences or questions at any time arising between the parties as to the construction of the Contract or as to any matter or thing arising out of the Contract or in any way connected therewith shall be referred to the arbitration of a single arbitrator who shall be agreed between the parties or who failing such agreement shall be appointed at the request of either party by the President for the time being of the Law Society. The arbitration shall be in accordance with the Arbitration Act 1950 or any statutory modification or re-enactment thereof.

     19.    GOVERNING LAW
     ---    -------------
            The provisions of this Order and the rights of the parties hereto shall be governed and construed in all respects according to the law of England.

                                  SCHEDULE
                                  --------

     1.     Products:
     --     ---------
            PHOTOMATRIX 5000 Series and 6000 Series Scanners and all accessories for those scanners offered for sale by Seller at any time

       2.   Buyer's Purchase Price
       --   ----------------------
            The transfer price from Seller to Buyer is to be ___% (Confidential treatment has been requested for this percentage.) of Seller's list price from time to time, to include delivery and insurance in transit to . Prices will be quoted and payment made in US Dollars.

       3.   Purchase Orders and Forecast:
       --   -----------------------------
            By the third working day of every month Buyer will send Seller a firm purchase order for the first month following which is accompanied by a forecast for the second and third months following.

       4.   Delivery
       --   --------
       Time:
       -----
            Products will be delivered within 28 days after the date
     of order in the case of orders previously forecast and within 56 days after the date of order in the case of unforecast orders but so that Seller will use best efforts to deliver sooner if reasonably practicable.

       Place:
       ------
            Delivery will be to Buyer's warehouse in Ashford or such other address in UK as notified from time to time, but for the purposes of remedies of a buyer arising under this Agreement or by statute, delivery shall be deemed to be delivery to enduser.

       5.   The Territory:
       --   --------------
            All the countries wholly or partly in Europe, Africa, the Indian Sub-Continent and the Middle East as edged red on the attached map.

       6.   Bell and Howell Distributors:
       --   -----------------------------
            See attached

                           DISTRIBUTOR & OEM LIST
                           ----------------------
     UK*
     --

     IRELAND*
     -------


     GERMANY*
     -------


     FRANCE*
     ------


     BELGIUM*
     -------


     HOLLAND*
     -------


     ITALY*
     -----


     SPAIN*
     -----


     AUSTRIA & EASTERN EUROPE*
     ------------------------


     SWITZERLAND*
     -----------


     GREECE*
     ------


     CYPRUS*
     ------


     RUSSIA*
     ------

     POLAND*
     ------


     S. AFRICA*
     ---------


     ISRAEL*
     ------


     PORTUGAL*
     --------


     MIDDLE EAST*
     -----------

     *Confidential treatment has been requested for the Distributor
     List.

                       PHOTOMATRIX PRODUCT PRICE LIST
                       ------------------------------
     Product                                        B&H        LIST
                                                    (OEM)

     5010:  Single sided straight thru              **         $34,100

     5015:  Single sided w/inverter.                **         $34,930

     5020:  Double sided straight thru              **         $37,142

     5025:  Double sided w/inverter                 **         $43,624

     6020:  Double sided system*                    **         $76,800

     * Includes Photomatrix imaging boards (4) P.I.C.S. operating software
       486 x 100 Mhz PC, tape back up, high res monitor.

     6150:  A3 Automatic feeder                     **         $7,080

     6151:  Small document feeder                   **         $7,080

     6155:  Documents endorsing module*             **         $5,695

     6161:  Grey scale image module                 **         $6,720

     6163:  Seaport barcode module                  **         $7,974

     6170:  Intelligent foot switch                 **         $620

     6171:  Standard base cabinet                   **         $620

     6172:  Large volume base cabinet               **         $1,866

     6191:  Autobatch s/ware license                **         $12,375

     6193:  Socket I/face S/ware license            **         $4,860

     6192:  Vision QC s/ware license                **         $20,000

     * Currently available on the 6000 scanner only.
     **     Confidential treatment has been requested for this column.

     Graphic

            Annexed to the Schedule is a one-dimensional map of the world shaded to show the outline of the Territory.

            Standard Terms Applicable to OEM Purchase Agreement
            ---------------------------------------------------

     1.     Applicability
     --     -------------
            These terms and Conditions are deemed to be incorporated in OEM Purchase Agreement entered into between Seller and Buyer, and to apply fully to any orders placed by customers in connection with such Agreement.

     2.     Relationship
     --     ------------
            The relationship between Seller and Buyer is that of vendor and purchaser. Buyer is in no way the legal representative or agent of Seller for any purpose whatsoever and has no right or authority to create, in writing or otherwise, any obligation of any kind expressed or implied in the name of or on behalf of Seller.

     4.     Warranty
     --     --------
            Warranties by Seller are provided in accordance with the Warranty Conditions attached hereto.

     5.     Changes or Improvements
     --     -----------------------
            Seller may at any time upon giving Buyer not less than six months notice in writing introduce significant product changes. In such cases Seller shall consult with Buyer regarding orders, deliveries or commitments thereunder which may be affected by such changes. Changes which have no effect on sale price, performance, or cost or provision of maintenance services may be made at any time without notice to Buyer.

     6.     Maintenance and Repair Service
     --     ------------------------------
            Buyer undertakes that it will provide or procure the provision of a maintenance and repair service for Products sold by Seller under this Agreement and installed with end users for a period of 5 years from the date of sale to Buyer's customer or the end user. Buyer shall maintain or procure the maintenance of such stock of spare parts, repair facilities and qualified engineers as may be needed for the prompt and effective maintenance of these Products. Seller shall upon the terms specified in this Agreement supply Buyer with assemblies and component parts necessary for repair and maintenance for a period of five years after discontinuation (for any reason whatever) of sale of Products to Buyer (or for a period of five years after termination of this Agreement if later). Seller shall when requested by Buyer provide free of cost to Buyer one technical training course per annum relating to maintenance and field servicing of the products for qualified engineers employed by Buyer or its appointee at Seller's training facility in Watford or Culver City, provided that Buyer bears all travelling and hotel expenses incurred by such trainees and that the time and period of the training shall be subject to agreement between the parties.

     7.     Confidentiality
     --     ---------------
            Seller or Buyer may have access to information reciprocally which is considered to be confidential. Any commercially sensitive information or other information designated by Seller or Buyer as "confidential" shall not be disclosed to any third party by either one without the prior written consent of the other party. Upon termination of this Agreement both Seller and Buyer shall return all such confidential information in possession and the duty of confidence shall continue until the relevant information is lawfully in the public domain.

     8.     Waiver
     --     ------
            The failure of either party at any time to exercise its rights under this Agreement shall not be deemed a waiver thereof, nor shall such failure in any way prevent said party from subsequently asserting or exercising such rights.

     10.    Force Majeure
     ---    -------------
            Neither party shall be liable for any default under this Agreement due to causes beyond its reasonable control and without its fault or negligence including but not limited to acts of God or a public enemy, fire, flood, shipwreck, strikes, freight and shipping embargo, or government order, regulation or action. In order to excuse its default hereunder for any one or more of the events defined above, the defaulting party shall upon the occurrence thereof notify the other of the occurrence and effect of any such event. In any case where enforcement of its obligations by either party would be delayed for more than sixty days because of any such event, the other party may elect to serve notice of termination thereunder by registered mail without acknowledgement of receipt by the other party, termination being deemed to take effect without indemnity at the end of a thirty day period following such notice.

     11.    Trademarks and branding
     ---    -----------------------
            11.1 Unless otherwise agreed by the party, the other party shall not use, adopt or register any trademark, name, trade name, trading style or commercial designation which includes or similar to the whole or any part of any trademark, name, trade name, trading style or commercial designation used by the party.

            11.2 Buyer is entitled to alter the appearance of the Products in any way it considers suitable including alteration of the packaging, removal of Seller's trademarks or other commercial designations from Products and the application of Buyer's name trademarks or commercial designations to the Products except for such changes which would alter the technical characteristics or violate any safety regulatory agency approvals.

            11.3 Seller agrees to change the marking of the containers of the Products and to repack the Products including Buyer's manuals and similar materials all in accordance with Buyer's reasonable requests from time to time.

     12.    Intellectual Property Rights
     ---    ----------------------------
            Seller warrants and Buyer acknowledges any and all of Seller's trademarks, trade names, copyrights, designs, patents and other intellectual property rights including unpatented technical knowhow, used or embodied in the Products are now and shall remain the sole properties of Seller and Seller is not aware of any rights of any third party which would or might render the distribution sale or other disposal or the use of the Products unlawful by reason of infringement of intellectual property rights or otherwise.

            Seller grants to Buyer in respect of all such rights all licences (with right to sub-license) which are requisite for Buyer to have full benefit of and to perform fully this Agreement (both before and after termination of the Agreement).

            If Buyer discovers that Seller's trademarks, trade names, copyrights, designs, patents or other intellectual property rights are disputed or infringed upon by a third party, Buyer shall promptly inform Seller thereof and reasonably assist Seller to take steps necessary to protect its rights at Seller's cost when requested so by Seller.

            Seller acknowledges that any and all of Buyer's trademarks, tradenames, copyrights, designs, patents and other intellectual property rights including unpatented technical knowhow, are now and shall remain Buyer's sole property and that no right to use any of these is granted by of to be implied in this Agreement.

            Buyer's obligations in respect of third party infringement or dispute of Seller's intellectual property rights shall apply mutatis mutandis to Seller.

            Seller indemnifies and will indemnify Buyer against any claim against Buyer by a third party that the manufacture, marketing, use, sale or other disposal of any Product infringes such third party's intellectual property rights or other rights of whatever nature.

     13.    Assignment
     ---    ----------
            Neither party shall assign or transfer any right or obligation thereunder to any third party except that (a) Seller may assign or transfer any such right or obligation to Photomatrix Corporation, or to any company which is effectively controlled by its parent Xscribe Corporation and (b) subject only to written approval by Buyer (which Buyer shall not unreasonably withhold) Seller may transfer its written obligations under this Agreement to any entity acquiring ownership or a controlling interest in Photomatrix Corporation or Xscribe Corporation.

     14.    Limitation of Liability
     ---    -----------------------
            Notwithstanding anything to the contrary in this Agreement, Seller shall not, except in respect of death or personal injury caused by the negligence of Seller, be liable to Buyer in respect of any claim under this Agreement for an amount exceeding the total of all sums paid by Buyer to Seller under this Agreement during the twelve months immediately prior to the circumstance which gives rise to such claim.

     15.    Notice
     ---    ------
            Any notice served under this Agreement shall be in writing in the English language and shall be delivered by hand or by facsimile or be sent by registered mail, receipt requested, to the recipient's address as set out in any current agreement or as may subsequently have been notified. Notice to Seller will also be served on its parent company Xscribe Corporation for the attention of Surin G Dutia.

     16.    Disputes
     ---    --------
            All disputes arising in connection with this Agreement or further agreements between the parties resulting therefrom, shall be finally settled by arbitration conducted in England in accordance with the Arbitration Acts 1950 to 1979 by an arbitrator appointed by agreement between the parties or in default of agreement appointed by the President of the Law
     Society.

                            WARRANTY CONDITIONS
                            -------------------

            Subject as herein provided the Seller warrants to Buyer that:

            1    All Products supplied hereunder will be of
     satisfactory quality and, without limitation, will be free from defects of material or workmanship and will comply with any specification agreed for them. The term of this Warranty is the period of twelve months from the date of delivery of the relevant Product to the end user.

            2    The above warranty is given by the Seller subject to
     the following conditions:

                 2.1 Seller shall be under no liability in respect of any defect arising from fair wear and tear, wilful damage, working environments for the Products contrary to Seller's written specifications, failure to follow the Seller's written instructions as to use of the Products, misuse or alteration or repair of the Goods without Seller's approval;

                 2.2 Any warranty claim by Buyer shall be notified to Seller within a reasonable time after discovery of the defect or failure (which will be after delivery to end-user). If delivery is not refused, and the Buyer does not notify the Seller accordingly, the Buyer shall not be entitled to reject the Goods.

            3. In the event of any breach of Seller's warranty in clause 1 Seller shall replace the Product in question (or, with the agreement of Buyer, provide parts requisite for its repair) but Seller shall be under no liability for the cost of labour in repairing the Product.

                               EXHIBIT 10.32

                           OEM PURCHASE AGREEMENT
                           ----------------------

            THIS AGREEMENT is entered into on this the 12th of June, 1996, by and between BELL & HOWELL OPERATING COMPANY, a Delaware corporation ("Buyer") with a principal place of business located at 6800 McCormick Road, Chicago, IL and PHOTOMATRIX CORPORATION, a Nevada Corporation ("Seller) with a principal place of business located at 5700 Buckingham Parkway, Culver City, CA 92230.

                                WITNESSETH:
                                -----------
            WHEREAS, Buyer desires to purchase Products and Accessories (as defined below) from Seller, and Seller desires to sell Products and Accessories to Buyer on the terms and conditions set forth herein:

            NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, Buyer and Seller do hereby agree as follows:

       1.   TERMS OF SALE AND PURCHASE
       --   --------------------------
            1.1  Buyer agrees to purchase seller s products listed on
     Exhibit 1.1(a) hereto (collectively "Products") and spare parts, options and accessories ("Accessories"), as specified herein, during the term of this Agreement. All Products and Accessories shall meet the specifications ("Specifications") set forth in
     Exhibit 1.1(b) attached hereto. Buyer may market and sell the Products and Accessories under its trademarks and own name. If Seller develops improvements, extensions or product lines related to network, production or desktop scanners or scanner systems, Buyer shall have an option to include such products as Products to be sold pursuant to this Agreement.

            1.2 Seller agrees that during the term of this Agreement it will not make any changes in any Products or Accessories to be delivered to Buyer which would affect the form, fit, function, performance, appearance, electrical or mechanical interface and interchangeability of the parts of the Products and/or Accessories without prior written notification to Buyer and Buyer's acceptance. If such change is not acceptable to Buyer, Buyer shall have the right to receive the outstanding quantity of items ordered to be delivered in accordance with Seller's original Specifications.

            1.3 The purchase price of the Products and Accessories shall be the prices which are a percentage of the LDP (as defined below) as set forth in Exhibit 1.3 attached hereto for units shipped to Buyer during the term of this Agreement. All prices to Buyer shall be the same or better than prices offered by

     Seller to its other purchasers of Products or products similar to the Products. All such prices shall be F.O.B. Culver City, California. Prices shall include packaging and packing, and shall be exclusive of all excise, sales, use and similar taxes imposed by any governmental authority. As used in this section, the "LDP" shall mean the lowest price (after taking into account all discounts, allowances, rebates and the like) quoted by Seller to its distributors of like products, excluding temporary pricing adjustments of a promotional nature as long as these promotions
     (i) are not more than one month in duration, (ii) do not offer pricing more than 10% off the distributor prices, and (iii) do not occur more than once per distributor per year. Buyer will pay all properly tendered invoices within thirty (30) days of date of receipt of the product or invoice, whichever is later. Buyer may, at its option, agree to other promotions by Seller from time to time.

            1.4 Buyer shall issue written purchase orders for Products and Accessories hereunder by means of telephone and facsimile or letter purchase orders followed by the delivery of written purchase orders on Buyer's standard purchase order form. For purposes of calculating lead times specified herein, Seller shall be deemed to have received a purchase order on the date of receipt of facsimile or order. Acceptance of all purchase orders shall be presumed unless rejected within two days from receipt. Purchase orders may be rejected if they fail to conform to this Agreement.

            1.5 Seller shall deliver Products and Accessories within 30 days of Buyer's purchase order. Any delay or anticipated delay in delivery shall be reported at once to Buyer by Seller.

            1.6 Buyer shall provide Seller with an annual non-binding forecast for the Products at the beginning of each year. Buyer shall provide Seller with a rolling 120 day forecast of orders for Products by the 10th day of each month (the "Forecast"). The Forecast shall be binding as to the first 30 days, and the remainder of the forecast shall be non-binding. Buyer will use its best efforts to maintain actual orders within 25% of the Forecast for the next 90 days. By mutual agreement, Exhibit 1.6 shall be considered the Product quantities for the time period as defined.

       2.   PACKAGING AND SHIPPING
       --   ----------------------
            Unless Buyer specifies otherwise by written submission of general specifications or written instructions on a particular purchase order, all Products and Accessories are to be prepared and packed for shipment to secure safe delivery, the lowest transportation rates, and to meet the applicable carrier s requirements. External containers will be plain and not marked with Seller's name or logo and otherwise suitable for re-shipping by Buyer. All Products and Accessories shall be shipped at

     Buyer s risk by the method of transportation selected by the Buyer.

       3.   TERM AND TERMINATION
       --   --------------------
            3.1 This Agreement is valid for three years from the date hereof and shall thereafter be extended for an unlimited number of annual terms unless either party gives the other party notice of termination no later than 90 days before the end of the initial period or any renewal period.

            3.2 This Agreement may be terminated by either party upon written notice to the other (i) in the event of a breach by the other party of any terms or conditions of this Agreement or any purchase order hereunder and the failure to cure such breach within sixty (60) days after written notice, (ii) in the event of any breach by either party of its representations and warranties hereunder, (iii) in the event that performance of this Agreement by either party shall have been rendered impossible or impractical for a period of four (4) consecutive months by reason of the happening of one or more events referred to in Section 3.4 hereof, or (iv) at any time upon or after the filing by the other party of a petition in bankruptcy or insolvency, or upon or after any adjudication that the other party is insolvent, or upon or after the filing by the other party of any petition or answer seeking reorganization, readjustment or arrangement of the business of the other party under any law relating to bankruptcy or insolvency, or upon or after the appointment of a receiver for all or substantially all the property of the other party, or upon or after the making by the other party of any assignment or attempted assignment for the benefit of creditors, or upon or after the institution of any proceedings for the liquidation or winding up of the other party s business or for the termination of its corporate charter.

            3.3 The termination of this Agreement shall not affect or impair the rights and obligations of either party under any purchase order regarding the Products or Accessories in existence prior to such termination, nor relieve any party of any obligation or liability accrued hereunder or thereunder prior to such termination or expiration nor affect or impair the rights of either party arising under this Agreement prior to such termination, except as expressly provided herein, without limiting the generality of the foregoing sentence, the provisions of Sections 5, 6, 71 8 and 12 shall survive the termination of this Agreement.

            3.4 Neither party shall be liable for any act, condition or omission reasonably caused by or resulting from circumstances, persons or entities unrelated to and beyond the control of such party. Included in this provision but not by way of limitation, are acts and conditions of nature, social upheaval, strikes or labor disputes, or any law, order, proclamation, demand or requirement of any governmental agency.

       4.   RESCHEDULING AND CHANGE ORDERS
       --   ------------------------------
            4.1 Buyer may reschedule Products and Accessories ordered hereunder without canceling such orders and reorder Products and/or Accessories for later delivery by issuing Seller a change order pursuant to Section 4.2 hereof. Buyer may not reschedule Products and Accessories that are scheduled for delivery within thirty (30) days from the change order date. The rescheduled delivery shall not be more than thirty (30) days from the original scheduled date of delivery.

            4.2 Buyer may amend purchase orders issued under this Agreement only by written change order. Buyer may, by issuing a written change order, amend existing purchase orders without incurring any penalty or cancellation charge hereunder with respect to matters which were at Buyer's option at the time the original purchase order was issued.

       5.   WARRANTIES
       --   ----------
            5.1 Subject to the terms and conditions provided in this Agreement, and except for parts specified in Exhibit 5.1 hereof, Seller warrants that the parts originally incorporated in or attached to each Product and Accessory sold to Buyer will be free from defects of material and workmanship. The term of this warranty is limited to a period of twelve (12) months from the date of the shipment by Seller of the Products.

            5.2  The foregoing warranty shall not apply:

                 (a) If, as from the date of shipment, the Products were subject to neglect, accident, abuse or improper use, maintenance, repair or installation, or unauthorized modification by Buyer.

                 (b) To defects resulting from the end-user s location not meeting environmental conditions and electricity requirements within the range of conditions set forth in the Specifications.

                 (c) To insignificant defects such as scratches which are not prominent.

            5.3 Buyer may, at its option, perform warranty service on the Products and/or ship defective Products to Seller s service center for warranty repairs at Seller s expense. The use or sale of commercially available spare parts by Buyer shall not void or otherwise affect the warranty of Seller set forth in this
     Section 5. Should any defect in materials and workmanship be found frequently or in more than 2% of the Products within a moving six month period, Seller will compensate Buyer in the form of a credit against future purchases for Buyer's reasonable labor, out-of-pocket and other expenses in providing on site repairs.

       6.   SPARE PARTS AND EMERGENCY STOCK
       --   -------------------------------
            6.1 Seller agrees to provide to Buyer on a timely basis, at no charge, such illustrations, recommended spare parts lists or other suitable materials as Buyer may require for spare parts identification.

            6.2 Seller shall from time to time during the term of this Agreement and for five years after the last delivery of units hereunder, (the Spare Parts Period"), sell to Buyer upon the issuance by Buyer of its purchase order, spare parts at __% (Confidential treatment has been requested for this percentage) of the list price as established by Seller and set forth in
     Exhibit 6.2; provided, however, that price changes for spare parts will be tied to the cost of manufacturing. All prices to Buyer shall be the same or better than prices offered by Seller to its other purchasers of spare parts similar to those in the
     Exhibit 6.2. After the expiration of the spare Parts Period, Seller shall grant to Buyer access to any vendors able to supply any spare parts no longer being used in any other Product being manufactured by Seller. In addition, Seller shall provide accessibility to all drawings and other information necessary for Buyer to manufacture, or have manufactured, such discontinued spare parts.

            6.3 Buyer shall use its best efforts to maintain sufficient quantities of parts on hand to meet reasonable demands. Nonetheless, Seller agrees to provide to Buyer any replacement parts on an emergency basis. Emergency delivery will be accomplished by the most expedient method to a location specified by Buyer. Parts ordered on an emergency basis will be shipped by Seller within 24 hours after receipt of Buyer s purchase order. In the event that an emergency ordered part is temporarily out of stock, Seller shall immediately notify Buyer. If Buyer has ordered a Product which is still in production, by mutual consent of both parties, parts may be re-moved from such production to fill emergency needs, whereupon shipping dates of affected product shall be adjusted to the mutual satisfaction of the parties.

            6.4 Normal spare parts orders will be fulfilled within thirty (30) days of Buyer's order.

       7.   WARRANTIES INDEMNIFICATION
       --   --------------------------
            7.1 Seller and Buyer represent and warrant that each of them shall comply in all material respects with all applicable permits and licenses and all requirements of applicable laws, orders, regulations and standards in their respective performance of this Agreement. Seller further represents and warrants that the actions contemplated hereby and the subject matter of this Agreement (i) will not violate or infringe any rights of third parties and (ii) are not in conflict with any agreements by which it is bound.

            7.2 Seller shall indemnify, defend and hold Buyer harmless against all claims, demands, causes of action, judgments, damages, expenses, costs and attorney's fees of every kind and character including without limitation for damage to or loss of property, or for injury to or death of persons, arising directly or indirectly, from the use or operation of the Products and Accessories, either on & standalone basis or as a component of a product or system, save for such claims, demands, causes of action to the extent they arise out of the negligence or willful conduct of Buyer.

            7.3 Seller shall indemnify, defend and hold Buyer, its affiliates, its customers, and its directors, officers, employees, agents and their respective heirs, successors and assigns and their customers ("Indemnitees") harmless from and against any claims that the marketing, distribution, sale, lease, rent, operation, importation or use of the Products or the Accessories by any Indemnitee infringes any U.S. or foreign patent, trade secrets, copyrights or other right of a third party. Buyer shall provide Seller reasonably prompt notice of such claim filed against Buyer or any other Indemnitee. In the event that the marketing, distribution, sale, lease, rent, operation or use of the Products or any Accessory shall be enjoined or shall be held by a final judgment from which no appeal has been taken or the time to appeal from which has expired to not permit Seller to perform under this Agreement or for Buyer to receive the full benefits contemplated by this Agreement (an "Event"), then Buyer, at its sole election, may terminate this Agreement and recover damages from Seller.

            7.4 Seller shall vigorously pursue any parties infringing any of the proprietary rights which are the subject of this Agreement, including rights evidenced by any patents which now exist or hereafter issue. If Buyer becomes aware of any such infringement, it shall provide notice to Seller of the infringement, if within sixty (60) days from receipt of Buyer s notice, or within any applicable statute of limitations if less than sixty days, the unlicensed infringement has not ceased or Seller has not commenced legal action against the infringer, Buyer shall have the right to file suit against the infringer and Seller shall assist Buyer, as reasonably requested, including agreeing to be joined as parties, if necessary. If Buyer files suit against the infringer, Seller shall not have any further right to commence such an action without the consent of Buyer.
     If Buyer commences such an action, Buyer shall bear all costs of suit; but all damages or other awards shall inure to the benefit of Buyer. Further, Buyer shall have the authority, in the name of and on behalf of Seller, to enter into a licensing arrangement in settlement of the infringement dispute with royalties and any other payments being for the account of Buyer.

       8.   CONFIDENTIALITY AND CERTAIN RIGHTS
       --   ----------------------------------
            Either party may disclose that it has entered into a distribution agreement or arrangement with the other party with respect to the Products, but neither party shall disclose the specific provisions or obligations set forth in this Agreement or any proprietary information of the other related to the marketing and distribution of the Products, without prior written approval from the other party, except as permitted by this Agreement or as may be required by law; provided however, that each party may from time to time disclose the specific provisions and obligations of this Agreement to its financial advisors and to persons or entities which have made, or are considering making, loans to, investments in or a purchase of a substantial portion of the business of that party.

       9.   PASSING OF TITLE AND RISK
       --   -------------------------
            The risk of any (i) loss, (ii) damage to, or
     (iii) deterioration in Products or Accessories, howsoever arising, shall be borne by Buyer once the Products or Accessories have been delivered to the carrier.

       10.  TRADING; TECHNICAL SUPPORT
       ---  --------------------------
            10.1 Seller shall provide, at no cost to Buyer, training to Buyer s technical support personnel at Seller's facility in Culver City, California or other location by mutual agreement. The training shall be in sufficient depth and detail to allow the trainees to in turn train Buyer's technical support staff. Each trainee shall receive at least two copies of all training materials, and Buyer shall have the right to reproduce such training materials for its internal use. No special tools are require for Buyer's technical staff to service the Product, however, the oscilloscope should be rated at 100MZ.

            10.2 Seller shall provide, at no cost to Buyer, ongoing telephone technical and emergency support to Buyer's personnel. Seller's technical support desk shall be staffed on a 5 day basis, and shall field calls between the hours of 8 am and 5 pm PST.

       11.  TECHNICAL MANUALS AND TEST EQUIPMENT
       ---  ------------------------------------
            11.1 Seller will furnish two (2)complete sets of manuals at no charge to Buyer, which shall include a parts manual, service manual, programming manual (if appropriate), user's manual, and other such manuals as may be necessary for the proper operation of the Products and Accessories.

            11.2 Seller hereby grants to Buyer the right to reproduce, in whole or in part, any of the data presented in the foregoing manuals for use in technical manuals under Buyer's cover and for use with the Products and Accessories sold hereunder.

            11.3 With each user s manual and service manual delivered hereunder and as a part hereof, Seller shall provide a list of the equipment required for the maintenance of such Products and Accessories and the testing thereof. Seller shall provide, at no cost to Buyer, all diagnostic software necessary to service the Products, and Buyer shall have the right to make copies of such software for its internal use.

       12.  MISCELLANEOUS
       ---  -------------
            12.1 All notices, requests and demands given to or made upon the parties hereto shall, except as otherwise specified herein, be in writing and may be personally delivered or mailed to the party at its address which:

            (1)  In the case of Seller shall be:

                 Photomatrix Corporation
                 5700 Buckingham Parkway
                 Culver City, CA  90230

                 Attention: Vice President, Sales and Marketing

                 Xscribe Corporation
                 6285 Nancy Ridge Drive
                 San Diego, CA  921211

                 Attention: President and CEO

            (2)  In the case of Buyer shall be:

                 Scanner Division
                 Bell & Howell Document Management
                 Products Company
                 6800 McCormick Road
                 Lincolnwood, Illinois  60645

                 Attention: General Manager

                 Bell & Howell Company
                 5215 Old Orchard Road
                 Skokie, Illinois  60077-1076

                 Attention:  Corporate Counsel

            Any party may, by notice hereunder to all parties, designate a changed address for such party. Any notice, if mailed and properly addressed, postage prepaid, by registered or certified mail, shall be deemed received on the registered date stamped on the certified mail receipt.

            12.2 The various headings in this Agreement are inserted for convenience only and shall not affect the meaning or interpretation of this Agreement or any Section or provision hereof. References in this Agreement to any Section are to the applicable Section of this Agreement.

            12.3 This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, but neither party shall assign this Agreement or any rights or obligations hereunder without the express written consent of the other provided, however, that a successor in interest by merger, consolidation, operation of law, assignment, purchase, or otherwise, of the entire business of either party, shall acquire all interests of such party hereunder without the written consent of the other. All subsidiaries or affiliates of Buyer may purchase Products and Accessories hereunder and are entitled to the benefits of this Agreement as if they were signatories hereto.

            12.4 This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which shall constitute together one and the same
     Agreement. Each and every person named a party hereto may execute this Agreement by signing any such counterpart.

            12.5 This Agreement and all matters relating hereto shall be governed by the procedural and substantive laws of the State of Nevada, conflict of law rules notwithstanding.

            12.6 Wherever possible, each provision of this Agreement and each related document shall be interpreted in such a manner as to be effective and valid under applicable law. However, if any provision of this Agreement or any related document shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity without invalidating the remainder of such provision or the remaining provisions of this Agreement or such related document.

            12.7 No failure on the part of either party to exercise any right, power or privilege under this Agreement, or under any instrument executed pursuant hereto, shall operate as a waiver. No single or partial exercise of any right, power or privilege shall preclude any other, or further exercise of any other right, power or privilege. All rights and remedies granted herein shall be in addition to other rights and remedies to which the parties may be entitled at law or in equity. No waiver of any of the provisions hereof shall be affected unless in writing and signed by the party charged with such waiver. No waiver shall be deemed a continuing waiver, or a waiver in respect of any breach of default whether similar or different in nature unless expressly so stated in writing.

            12.8 This Agreement cannot be, and shall not be deemed or construed to have been, modified, amended, rescinded, canceled or waived, in whole or in part, except by written instrument signed by the parties hereto.

            12.9 It is understood and agreed that if Buyer purchases Products under this Agreement the terms and conditions of this Agreement shall govern the items ordered under said purchase order. This Agreement constitutes and expresses the entire Agreement and understanding between the parties hereto in reference to all the matters herein. This Agreement supersedes all other quotations, proposals, prior agreements or representations, oral or written and all other communications between the parties related to the subject matter of this Agreement, and same are merged herein.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


     SELLER:

     PHOTOMATRIX CORPORATION



     By:     /s/ Dell D. Glover   6/12/96
          --------------------------
          Dell D. Glover
     Title: Vice President, Sales and Marketing



     BUYER:

     BELL & HOWELL OPERATING COMPANY



     By:    /s/ Bruce W. Rennecker
         ------------------------
         Bruce W. Rennecker
     Title: General Manager, Scanner Division

                                Exhibit 1.3
                                -----------
                            Products and Pricing
                            --------------------
                       Model   List Price    LDP    B&H     B&H % of
                       Number                                  LDP
                       ------  ----------    ---    ---     --------
       Scanner
       -------
     VisionSeries      5124    47900    (Confidential treatment
     Duplex Scanner                     has been requested for
     w/Power Inverter                   these three columns.)

     Vision Series     5104    39900
     Duplex Scanner
     w/Power Inverter

     Vision Series     5025    32400
     Duplex Scanner
     w/Power Inverter

       Options
       -------
     Speed Upgrade Kit 6166    12000
     (5104 to 5124)

     ADF Regular 6150  6785

     ADF Small         6151    7965

     Endorser Module   6155    6370

     Bar Code Module   6163    10300

     Foot Switch 6170  398

     Scanner Stand     6172    1208

     NOTE: Vision Series 5124 is rated at 120 PPM (200 dpi, 8.5" X 11" document, landscape).

            Vision Series 5104 is rated at 100 PPM (200 dpi, 8.5" X 11" document, landscape).

            Speed Upgrade Kit, 6166 allows the Vision Series 5104 to be field upgraded to Vision Series 5124 performance.

            Vision Series 5025 is not upgradable to any other model.

                                Exhibit 1.6
                                -----------
                              Product Forecast
                              ----------------


                    Jun Jul Aug Sep Oct Nov Dec Jan Feb Mar Total
                    --- --- --- --- --- --- --- --- --- --- -----
     Visions             2   3   3   4   6   6   8   8   10   50
     Series 5XXX

     Options are to be forecasted as a percentage of the base scanner.

                                Exhibit 6.2
                                -----------
                        Spare Parts List and Pricing
                        ----------------------------
                         Vision Series 5124 Scanner
                         --------------------------

     PART NUMBER      DESCRIPTION                           LIST PRICE
     -----------      -----------                           ----------
     100051           BELT OUTER                            $15.17
     100057           BELT, MAIN DRIVE (INSIDE TIMING)      $14.94
     100058           BELT, MAIN DRIVE                      $13.19
     100494           FUSE, 10A                             $2.57
     100609           LAMP, GREEN READY                     $12.24
     100908           SENSOR, ENCODER                       $30.69
     101087           SWITCH INTERLOCK                      $24.84
     101271           RECTIFIER, BRIDGE                     $14.27
     103670           REGULATOR, 5V & 8V                    $56.07
     103871           CABLE, TOP CAMERA                     $262.40
     103887           CABLE, RIBBON LINK                    $88.61
     103968           LATCHES, BOTH PIECES                  $11.97
     103994           FUSE, 1.5A                            $1.58
     104006           POWER SUPPLY, PC                      $1,581.41
     104011           TRAY, EXIT                            $462.42
     104016           MIRROR ASSY, 11 INCH                  $2,345.00
     104020           SOLENOID                              $59.36
     104030           MIRROR 11"                            $343.85
     104031           MIRROR ASSY, 5 INCH LOWER CAMERA      $422.10
     104035           MIRROR ASSY, 5 INCH UPPER CAMERA      $283.23
     104036           MIRROR ASSY, 8 INCH                   $160.97
     104037           VACUUM GATE                           $57.33
     104038           VACUUM FLAPPER PLATE                  $8.42
     104039           VACUUM FLAPPER SHAFT                  $82.53
     104043           PAPER GUIDE BAR                       $178.47
     104045           FIELD FLATTEN BRACKET                 $9.81
     104046           BRACKET, TOWER LATCHES                $7.83
     104051           GEARBOX, 46N7-5KA                     $278.01
     104052           ROLLER, DRIVE LOWER TRANSPORT         $464.40
     104053           ROLLER, DRIVE INVERTER TRANSPORT      $525.87
     104054           ROLLER, DRIVE UPPER TRANSPORT         $425.12
     104055           MOTOR, VACUUM (GAST) 60HZ             $1,184.04
     104056           BEARING                               $27.14
     104057           BEARING                               $15.98
     104058           BEARING, NYLON SHAFT, VACUUM FLAPPER  $3.38
     104059           ROLLER, IDLE ADJUSTABLE               $302.04
     104060           ROLLER, IDLE FIXED                    $335.70
     104063           BELT, DOUBLE SIDED                    $36.86
     104066           PULLEY, 18T-375 BORE                  $22.46
     104074           LEVELING FOOT                         $1.89
     104075           SPRING                                $1.58
     104078           SPACER, NYLON                         $7.56
     104079           PULLEY                                $22.50
     104091           TOP CAMERA MIRROR                     $59.49

     104095           PLUG, LAMP FLUORESCENT                $4.32
     104098           SOCKET, LAMP FLUORESCENT              $1.00
     104099           LAMP, GREEN FLUORESCENT               $58.41
     104101           ROLLER, IDLER                         $257.31
     104102           ROLLER, PRESSURE                      $233.55
     104122           BELT, 24 INCH                         $32.18
     104123           BELT, 29 INCH                         $32.40
     104124           BELT, 30 INCH                         $34.74
     104128           TRANSFORMER, 28V                      $95.67
     104129           TRANSFORMER 29V                       $73.58
     104131           CAPACITOR, 56,000MF                   $72.81
     104138           LENS, MOUNT                           $180.36
     104139           LENS, ADAPTER                         $133.65
     104144           SHAFT, SHORT IDLER                    $47.52
     104145           SHAFT, LONG IDLE                      $47.52
     104149           BUSHING, PIVOT                        $20.16
     104154           PULLEY, 20T                           $123.75
     104158           CLAMP, MIRROR ROD                     $33.62
     104165           SHAFT PIVOT                           $33.57
     104181           ANCHOR, SOLENOID SPRING               $27.99
     104363           CABLE ASSY, 6000 INTER CONNECT        $152.55
     104460           FIELD FLATTENER                       $31.05
     104493           BEARING BLOCK                         $47.93
     104494           ROLLER, IDLE                          $391.59
     104565           CABLE, 4 EMITTER                      $9.63
     104639           LAMP POWER SUPPLY ASSY (6000)         $1,599.40
     104640           MOSAIC CCD ASSY (6000)                $1,814.05
     104642           BAR, GUIDE                            $288.99
     104645           BELLY PLATE W/ANTI-STATIC BRUSH       $495.50
     104653           SOCKET, PHOTO DIODE                   $4.95
     104654           DIODE, PHOTO                          $6.75
     104655           CABLE, EMITTER                        $94.82
     104656           CABLE, 4 EMITTER                      $90.72
     104657           CABLE, PAPER PRESENT ADF              $116.24
     104673           DEFUSER ASSY                          $68.09
     104682           SWITCH, KILL                          $7.70
     104782           CABLE, CAMERA POWER/CLOCK TP          $130.68
     104783           CABLE, VIDEO BLACK TP                 $136.40
     104784           CABLE, YELLOW TP                      $136.40
     104817           CABLE, CONTRAST POT                   $271.13
     104818           POWER SUPPLY 4 OUTPUT                 $1,729.39
     104855           PULLEY, 18T                           $71.33
     104878           PULLEY, 18T 50 BORE                   $22.68
     104879           SPRING, SOLENOID                      $3.42
     104961           INTERLOCK OVERRIDE CAP                $82.22
     105011           ADF GEAR                              $16.65
     105017           MOTOR, MAIN DRIVE W/CONTROLLER        $1,584.45
     105030           ROLLER, PRESSURE                      $385.65
     105273           POWER SUPPLY, 300W P/S FOR PC         $890.64
     105344           TRANSFORMER T1 A41-130-28             $147.65
     105438           CLAMPS, CAMERA CABLE                  $22.37
     105457           LEVELING FOOT MOUNT                   $38.16
     105462           POWER SWITCH                          $1,896.83

     105512           CARTRIDGE INK, HP51604A FOR ENDORSER  $42.66
     105638           TRANSFORMER STEP DOWN T3 M4-2-3       $497.84
     105662           TRANSFORMER T1B A41-130-20            $178.97
     105676           LAMP POWER SUPPLY ASSY (5000)         $1,571.85
     105678           CABLE, BLACK VIDEO                    $136.40
     105679           CABLE, YELLOW VIDEO (LOWER)           $136.40
     105680           CABLE, YELLOW VIDEO (UPPER)           $145.53
     105681           CABLE, BLACK VIDEO                    $145.53
     105682           VACUUM PUMP (FUJI) 50HZ               $1,465.29
     105689           MOTOR AND CONTROLLER                  $3,588.55
     105966           MOSAIC II CCD ASSY WITH BEZEL         $1,935.43
     105981           TRANSFORMER T2 A41-175-20             $169.97
     106062           FUSE 0.5A 250V (F9,F10,F11,F12)       $1.49
     106064           FUSE HOLDER                           $6.08
     106065           FUSE, 1.0A 250V (F6,F13,F14)          $1.00
     106066           FUSE, 5.0A 250V (F7,F8,@250V)         $1.62
     106067           FUSE, 10A 250V (F5,F7,F8@25OV)        $2.52
     106068           FUSE, 6.3A 250V (F2,Fl)               $1.62
     106069           FUSE 1.6A 250V (F3,F4)                $45.81
     1229111          STATIC MODULE                         $1,086.03
     1229131          SAIL BOARD                            $802.67
     1229141          TEAC                                  $1,455.66
     1229151          MOM BOARD                             $681.30
     1229161          CHIP BOARD                            $5,694.78
     1229201          ECFI BOARD                            $2,096.57
     1229251          SENSOR BOARD                          $710.10
     1229261          SAMO BOARD                            $1,248.98
     1229321          ADF SENSOR BOARD                      $154.17
     1229331          EFIP BOARD                            $2,330.65
     1229351          DFIP BOARD                            $4,550.14
     1229391          POWER I/O BOARD                       $752.90
     1229411          CFIP BOARD                            $4,489.56
     6020080          LENS                                  $1,004.81
     7420150          SOCKET, REGULATOR 8V & 5V             $12.47

                                 EXHIBIT 13.1

                      XSCRIBE CORPORATION AND SUBSIDIARIES

                          ANNUAL REPORT TO SHAREHOLDERS

                        FISCAL YEAR ENDED MARCH 31, 1996

                               XSCRIBE CORPORATION
                       1996 ANNUAL REPORT TO SHAREHOLDERS
                                TABLE OF CONTENTS



                                                                  Page

     COMPANY DESCRIPTION                                            3

           General                                                  3

           Products                                                 7

           Facilities                                               7

           Legal Proceedings                                        8

     SELECTED FINANCIAL DATA                                        8

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9

           Results of Operations                                    9

           Liquidity and Capital Resources                         13

           Trends and Uncertainties                                15

     INDEPENDENT AUDITORS' REPORT                                  19

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    24

     QUARTERLY FINANCIAL DATA (UNAUDITED)                          39

     SECURITIES DATA                                               39

                            COMPANY DESCRIPTION
                            -------------------

                                  GENERAL
                                -------
     Xscribe Corporation ("Xscribe" or the "Company"), through its subsidiaries, develops, manufactures, sells and services high-technology products and information management solutions. Xscribe's Imaging Products segment manufactures, sells and services high-speed document and aperture-card scanners for legal, financial, government and commercial enterprises. Xscribe's Information Management Solutions segment provides sophisticated office automation systems (groupware) and litigation support systems, including workgroup, department, and enterprise-wide communication, document management, X.400 electronic mail, calendaring, workflow, computer-aided transcription and imaging systems to the legal marketplace and major U.S. corporations.

     Xscribe was incorporated and commenced business in 1978.


                                  PRODUCTS
                               --------
     Xscribe products are organized into two industry segments:
     Imaging Products and Information Management Solutions, as more fully described below.

                              IMAGING PRODUCTS
                              ----------------

     In fiscal year 1996, Xscribe derived about 49% of its consolidated revenues from its Imaging Products ("Imaging") segment, primarily from the sale and service of Photomatrix document scanners and Photomatrix aperture card scanners, as more fully described below.

     DOCUMENT SCANNERS
     -----------------
     Xscribe's Photomatrix subsidiary offers a line of medium and high-speed paper document scanners that serve as input devices for image management systems used in office automation and litigation support applications. All Photomatrix scanners are constructed for rugged, high volume use, offering higher duty cycles and reliability than most competitive models.

     The complete image capture system among the Photomatrix document scanner line is the Series 6000, a high-speed (4,200 dual-sided pages per hour at 200 dots per inch [dpi] resolution), rugged, single or dual-sided, 200 to 400 dpi, automatic-feeding document scanning system. Series 6000 includes the scanner, a 486/100 or Pentium PC, high-resolution display, Windows 3.1 application software and two circuit boards (using 32-bit EISA bus technology) that enhance the scanner's speed and performance. One board processes (or cleans up) the scanned images and the other board compresses the images for storage. Photomatrix Image Capture Software ("PICS"), which operates in Microsoft Windows and supports Novell Netware, controls the scanning and PC hardware, displays images and manages the workflow of the image capture process (including indexing, scanning and formatting). PICS supports Windows' Dynamic Link Libraries, allowing the user to develop custom applications to use with Series 6000. Because the Series 6000 scanner, boards and PICS were designed to work as one tightly-integrated system, this configuration offers the best efficiency among Photomatrix scanners.

     Photomatrix also sells the Series 5000, a simplex or duplex, high-resolution, 5000-element CCD scanner which captures double-sided documents at speeds in excess of 7,000 dual sided pages per hour. These rugged, high-duty-cycle machines differ from the Series 6000 in that the Series 5000 is not bundled with the Photomatrix image processing board, compression board, or PICS. Instead, Series 5000 is plug compatible with industry-leading interface (processing and compression) boards from Kofax, Xionics, Seaport Imaging, and Image Machines.

     To complement its line of document scanners, Photomatrix offers Vision QC, a production and quality-control imaging software solution. The Vision QC is a high-volume, production-level, image-input and processing application with quality control, indexing, optical character recognition (OCR), and data reorganization features. Specifically designed to handle high volumes of images, Vision QC reduces production time, increases quality, enhances productivity, and lowers operating costs.

     Photomatrix markets Series 5000 document scanners, Series 6000 image capture systems, and Vision QC image processing software to service bureaus via its direct sales force and also to high-volume end users through integrators and value-added resellers. In addition, effective February 1996, Photomatrix sells its document scanners to Bell & Howell Limited under an exclusive original equipment manufacturing (OEM) arrangement under which Bell & Howell Limited resells those scanners in Europe, Africa, the Indian subcontinent and the Middle East. Effective June 1996, Photomatrix also sells its document scanners to Bell & Howell under a separate OEM agreement under which Bell & Howell resells those scanners in the United States and Canada. The international agreement guarantees 35 units in the period from September 1995 to June 30, 1997 and the domestic agreement contains no minimum requirement. Generally, both Bell & Howell agreements preclude Photomatrix from selling document scanners to dealers or distributors who represent Bell & Howell scanners.

     Photomatrix's primary competitors in the medium- to high-speed document scanner market include Kodak, Fujitsu, Bell and Howell and BancTec Technologies. Management believes that Photomatrix scanners compete successfully because their design features provide an attractive price/performance ratio for medium- to high-volume service organizations and end users.

     APERTURE CARD SCANNERS
     ----------------------
     Photomatrix aperture card scanners are used to scan microfilm images of engineering drawings for storage in a digital format. In addition to crisper images, the digital format permits users to electronically store, retrieve, distribute and print engineering documents in a local or enterprise wide environment. Photomatrix aperture card scanners offer a wide range of automation, throughput speed and image enhancement features. Photomatrix sells aperture card scanners primarily to corporate in-house and third-party service bureaus who scan microfilmed engineering drawings for the end users of those drawings. Photomatrix also sells a limited number of aperture card scanners under subcontracts to provide electronic-imaging systems to the Department of Defense.

                      INFORMATION MANAGEMENT SOLUTIONS
                      --------------------------------

     Xscribe's Information Management Solutions ("Solutions") segment consists of groupware systems distributed and supported by Lexia Systems, Inc. ("Lexia") and computer-aided transcription systems developed, manufactured, distributed and supported by Xscribe Legal Systems, Inc. ("Legal Systems"). In fiscal year 1996, Xscribe derived about 51% of its consolidated revenues from its Solutions segment.

     COMPUTER-AIDED TRANSCRIPTION ("CAT") SYSTEMS
     --------------------------------------------
     A CAT system computerizes the process of taking dictation and preparing transcripts of testimony given during a deposition or courtroom proceeding. The system includes two primary components, a writer and a computer with application software. The writer is used by a court reporter to take and store in memory the stenotyped notes of the proceedings as they occur. The computer and application software are used to translate the stenotyped notes into English, either as the notes are taken ("real-time") or later, to communicate to other networked litigation support applications, and to edit and print a final document.

     The Company manufactures and sells a leading-edge line of stenographic writers. The high end product in this line is the Vision 486, a combination stenographic writer and portable PC. The Vision 486 combines Legal Systems' writer technology (described below in the description of the StenoRam(R) ULTRA) with a full-functioning Intel 486/33-based portable PC, all-in-one lightweight package. This unique combination gives Legal Systems' court reporting customers the ability to provide real-time services at the attorney's or judge's offices without carrying several separate pieces of equipment. Further, Vision 486 users can run DOS or Windows-based software on the PC included within the Vision 486.

     Legal Systems also offers StenoRam ULTRA, a stand-alone electronic stenographic writer that communicates with an external PC via cable or disk. This writer stores notes on a 3.5 inch disk and in its RAM memory. The ULTRA has a rechargeable battery, an optional modem for transmitting notes over telephone lines, an LCD display from which notes can be read back, and a time-stamping feature for video synchronization.

     Legal Systems also sells XEC-2001, a PC-based translating and editing system designed for real-time reporting and litigation support. This software accepts input from most steno-writers, translates the steno to English in real-time or after the fact, communicates the English to networked PC's running litigation support applications used by judges, attorneys and other litigants, and edits and prints the final document. Because most court reporters now use a PC based CAT system like XEC-2001, Legal Systems' sales of XEC-2001 have declined steadily over recent years.

     GROUPWARE
     ---------
     The majority of Xscribe's groupware (office automation) revenues are derived from Lexia's resale, integration and support of OfficePower, a groupware system developed by International Computers Limited, Inc. ("ICL"). OfficePower is a Unix-based system that currently operates on the ICL or Sun version of the Unix operating system.

     The backbone of OfficePower is electronic mail which allows users within workgroups, divisions and entire enterprises to communicate electronically. OfficePower also includes word processing and calendaring capabilities that allow users to create and edit documents, schedule meetings and manage time. OfficePower options include workflow systems that control the flow of information among users, imaging systems that enable the electronic mail and workflow systems to handle images as well as word-processed documents, and document management systems that allow users to search through databases of documents to locate specified information.

     Primarily because OfficePower is a host-based system, future sales will be limited primarily to the upgrade of existing installations because most buyers of new groupware solutions desire client-server architected systems. OfficePower sales have declined in recent years as the existing installed base transitions to other solutions, and this trend is likely to continue.

     To replace the revenues lost from the continuing decline in OfficePower sales, Lexia intends to resell ICL's and Fujitsu's TeamWARE brand of client-server architected groupware systems which operate on OS/2, Windows NT, Novell Netware and Unix platforms. Although TeamWARE is a leader in international market share, few installations have been sold to date in the United States. ICL and its parent company Fujitsu have introduced TeamWARE in the U.S. where TeamWARE competes with powerful competition from Novell, Lotus Development and Microsoft. Although TeamWARE may offer competitive advantages such as better scalability, modularity, and open systems, its future success in the U.S. is very difficult to predict.


                                 FACILITIES
                              ----------
     The Company leases its corporate headquarters located in San Diego, California. The Company first occupied this facility in November 1990. This facility consists of approximately 16,000 square feet which houses Xscribe's corporate offices and Legal Systems' manufacturing, sales and administrative offices. The lease expires in November 1998.

     The Company also leases facilities in Culver City, California; Chandler, Arizona; Reston, Virginia; and London, England. These facilities house the Photomatrix operations, Photomatrix product development, Lexia operations, and Photomatrix European operations, respectively. The Culver City facility consists of 49,000 square feet (of which 15,000 square feet has been subleased to third-party tenants), and the lease expires in May 1997. The Chandler facility consists of 5,100 square feet and the lease expires in June 1997. The London facility consists of 2,400 square feet and the lease expires in May 2013. Xscribe subleases 6,000 square feet in Reston, Virginia for its Lexia operations from ICL, which sublease expires in August 1997.

     Xscribe believes that its facilities are sufficient to accommodate the Company's current needs and does not anticipate leasing additional space during the current fiscal year.


                             LEGAL PROCEEDINGS
                           -----------------
     The Company is a defendant in three products liability cases pending in the United States District Court, Eastern District of New York (Bernhart v. Xscribe et al. (92 Civ. 3931), Galfin v. Xscribe (92 Civ. 2582), and Hagipadelis v. Xscribe (95 Civ.
     1977)). Each of the complaints contends that the keyboards on writers or proprietary court-reporting computers sold in the 1980s were defectively designed and the Company failed to provide adequate warnings about how the equipment could be used to avoid arm, wrist and hand injuries, including carpel tunnel syndrome. The three cases seek a total of $4 million in compensatory damages and $40 million in punitive damages. Xscribe has tendered these claims to its insurance carriers, St. Paul Fire and Marine Insurance, and Federal Insurance Company, and St. Paul has assumed the Company's defense without reservation of right and Federal has agreed to share defense costs, subject to a reservation of rights. The Galfin and Hagipadelis cases are pending before the same judge and have been consolidated with unrelated repetitive stress injury cases pending against Stenograph Corporation (an Xscribe competitor) for discovery and trial on liability issues. These cases are set for a jury trial to begin in September 1996, which is subject to change. The third case is currently inactive pending an expected decision by a New York state appellate court on the accrual of statues of limitations. It may take several years before this litigation is ultimately resolved. The Company believes that there is no merit to any of the three pending cases and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies. However, depending upon the outcome of these cases, Xscribe may be served in the future with additional claims or be subject to liability in excess of insurance policy limits.


                          SELECTED FINANCIAL DATA
                          -----------------------
     Following are selected operating and balance sheet data as of and for each of the five years in the period ended March 31, 1996. Amounts are stated in thousands, except percents, ratios and per share data:



                                                               For the years
   ended March 31,
                                                            -----------------
   ---------------------------
                                                            1996199519941993
   1992
                                                            -----------------
   ---

   OPERATING DATA
     Revenues                                               $ 18,401$ 21,149$
   21,477             $  9,479                              $  7,751
     Gross profit percent                                   30%35%39%43%34%
     Net income (loss)
       from continuing
       operations before
       extraordinary item                                   $ (1,689)$    238$
   1,462              $    857                              $    271
     Net income (loss)                                      $ (1,704)$
   (133)              $  1,222                              $    662$    271
     Income (loss) per
       share from
       continuing
       operations before
       extraordinary item                                   $  (0.29)$   0.04$
    0.27              $   0.27                              $   0.11
     Net income (loss)
       per share                                            $  (0.30)$
   (0.02)             $   0.23                              $   0.21$   0.11
     Dividends per share                                    $ --$ --$ --$ --$
   --

   BALANCE SHEET DATA
     Working capital                                        $  3,504$  4,135$
   4,203              $  2,141                              $  1,514
     Current ratio                                              1.74    1.98
    2.05                  2.49                                  1.92
     Total assets                                           $ 14,457$ 15,153$
   15,092             $  5,352                              $  4,974
     Total long-term debt
       and obligations                                      $  1,148$    699$
     827              $      9                              $     58


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
        -----------------------------------------------------------

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and consolidated financial statements and notes thereto included elsewhere herein.


                           RESULTS OF OPERATIONS
                         ---------------------
     Following is a comparative discussion by fiscal year of the results of operations for the last three fiscal years ended March 31, 1996. The Company believes that inflation has not had a material effect on its operations to date.


     Fiscal year 1996 ended March 31, 1996 compared to fiscal year 1995 ended March 31, 1995
     -------------------------------------------------------------

     Consolidated revenues for the year ended March 31, 1996 decreased by $2,748,000 (13%) to $18,401,000 from $21,149,000 for the year ended March 31, 1995. Revenues in the Solutions Segment decreased $2,127,000 (19%) to $9,309,000 in the current year from
     $11,436,000 in the prior year. This decrease was due primarily to decreased CAT sales volumes and continued price erosion in this very competitive and shrinking market. Also contributing to the decline in Solutions Segment revenue was a $630,000 (16%) decrease in groupware sales caused primarily by decreased sales of OfficePower. Revenues in the Imaging Segment decreased $621,000 (6%) to $9,092,000 in the year ended March 31, 1996 from
     $9,713,000 in the year ended March 31, 1995. This decrease was due to a 42% ($1,658,000) expected decrease in COM duplicator revenues, somewhat offset by an 18% ($1,037,000) increase in scanner product and service revenue.

     Consolidated gross margins for the year ended March 31, 1996 decreased $1,889,000 (25%) to $5,519,000 from $7,408,000 in the year ended March 31, 1995. Gross margin in the Solutions Segment decreased $1,765,000 (41%) to $2,586,000 in the current year from $4,351,000 in the prior year. The decrease in gross margin was due to declining prices and sales volumes in the CAT marketplace, coupled with the decrease in groupware sales. Gross margin as a percent of sales in the Solution Segment decreased from 38% in the prior year to 28% in the current year due to continued CAT price erosion and product-mix issues. Gross margin in the Imaging Segment decreased $124,000 (4%) to $2,933,000 in the year ended March 31, 1996 from $3,057,000 in the year ended March 31, 1995. Gross margin as a percent of sales in the Imaging Segment remained relatively constant at about 32%.

     Sales, general and administrative expenses decreased $105,000 (2%) from $6,320,000 in the prior year to $6,215,000 in the current year. The net decrease includes a $426,000 increase at Photomatrix to develop its sales and marketing channels for scanners, offset by $531,000 of cost reductions in the Solutions Segment and corporate headquarters. As a percent of sales, SG&A increased from 30% in the prior year to 34% in the current year, primarily due to the decreased revenues in the current year.

     Product development expenses increased $52,000 (7%) from $706,000 in the year ended March 31, 1995 to $758,000 in the year ended March 31, 1996. Product development expenditures that were capitalized because they related to technologically feasible projects were $788,000 in the current year compared to $539,000 in the prior year. Total development spending increased $301,000 from $1,245,000 in the prior year to $1,546,000 in the current year primarily because of increased scanner development activity at Photomatrix.

     Other income (expense), which consists primarily of interest expense, increased $106,000 from $122,000 in the prior year to $228,000 in the current year. This increase was due to increased borrowings under the Company's credit facility, primarily used to finance increased inventory levels.

     The Company's provisions for income taxes were $7,000 and $22,000 in the years ended March 31, 1996 and 1995, respectively. These amounts are substantially different from provisions calculated using the statutory rates because of the effects of net operating losses and related carryforwards, net of valuation allowances.

     The decreases in revenues and gross margin, and the increased product development and interest expenses, offset slightly by the reduction in SG&A costs, resulted in a loss from continuing operations of $1,689,000 ($0.29 per share) for the year ended March 31, 1996. This compares to income from continuing operations of $238,000 ($0.04 per share) for the year ended
     March 31, 1995.

     In the prior year, the Company operated a scanning service bureau. Subsequent thereto, this service bureau was discontinued. Including the loss from discontinued operations of $371,000 and $15,000 in the prior and current years, respectively, net loss increased from $133,000 ($0.02 per share) in the year ended March 31, 1995 to $1,704,000 ($0.30 per share) in the year ended March 31, 1996.

     Fiscal year 1995 ended March 31, 1995 compared to fiscal year 1994 ended March 31, 1994
     -------------------------------------------------------------

     Two of Xscribe's businesses (Photomatrix and Lexia) were acquired during the fiscal year ended March 31, 1994. Because of the timing of these acquisitions, the fiscal year 1994 results include only eleven months of Photomatrix operations and only five months of Lexia operations. This explains much of the difference in results of operations between fiscal years 1995 and 1994.

     Revenues for the year ended March 31, 1995 were $21,149,000 compared to revenues of $21,477,000 in the prior year. These total revenues did not increase in spite of the prior year acquisitions because increases resulting from these acquisitions and internal growth were offset by an approximate $4.5 million decline in microfiche duplicator and CAT revenues. Revenues in the Imaging Segment were $9,713,000 in fiscal year 1995 and $9,742,000 in fiscal year 1994. These revenues reflect a $3 million decline in microfiche duplicator revenues offset by an additional month of Photomatrix operations and a 127% increase in scanner revenues. Revenues in the Solutions Segment were $11,436,000 in fiscal year 1995 compared to $11,735,000 in fiscal year 1994. The decrease of $298,000 (3%) was primarily a result of a 16% decrease in CAT revenues which were partially offset by the additional seven months of revenues at Lexia. The decrease in CAT revenues resulted primarily from continuing software price and unit declines in a very competitive and shrinking market. In addition, although reported revenues at Lexia increased as a result of the additional seven months of operations, on an annualized basis Lexia revenues decreased by 40% compared to the prior year five-month annualized results. This decrease in the run rate of groupware revenues was due to declines in sales to existing customers which have not been replaced by sales to new customers.

     Gross margin for the year ended March 31, 1995 decreased by 11% to $7,408,000 (35% of revenue) compared to $8,355,000 (39% of revenue) in the prior year. Gross margin in the Imaging Segment decreased by 10% from $3,391,000 (35% of related revenue) in fiscal year 1994 to $3,057,000 (31% of related revenue) in fiscal year 1995. This decrease was the result of microfiche duplicator volume inefficiencies, learning curve inefficiencies related to scanners, increases in the quantity of low margin PC's sold with scanners, and increases in support personnel made to prepare for the anticipated continuation in the growth of scanner sales.

     Gross margin in the Solutions Segment decreased by 12% from $4,964,000 (42% of related revenue) in fiscal year 1994 to $4,351,000 (38% of related revenue) in fiscal year 1995. This decrease resulted from a decline in CAT gross margins from 42% of revenue to 35% of revenue (primarily because of price erosion) offset partially by the incremental seven months of sales at Lexia. Lexia gross margin as a percent of revenue remained relatively constant at about 44%.

     Selling, general and administrative expenses ("SG&A") increased by $565,000 or by 10%, from $5,755,000 (27% of revenues) in fiscal year 1994 to $6,320,000 (30% of revenues) in fiscal year 1995. The increase in SG&A spending resulted almost entirely from the incremental seven months of operations at Lexia. The increase as a percent of revenues resulted primarily from the decreased run rate in revenues at Lexia.

     Product development expenses decreased by $301,000 or 30% from $1,007,000 in the year ended March 31, 1994 to $706,000 in the year ended March 31, 1995. Product development expenditures that were capitalized because they related to technologically feasible projects were $539,000 in fiscal year 1995 compared to $726,000 in fiscal year 1994. The $488,000 (28%) decrease in development spending (from $1,733,000 to $1,245,000) was primarily the result of decreases at Legal Systems because of the prior year completion of the Vision 486 project.

     Net other expense increased by $22,000, from $100,000 in 1994 to $122,000 in 1995, primarily because of increased utilization of the Company's line of credit.

     The Company's provision for income taxes was $22,000 and $31,000 in 1995 and 1994, respectively. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating loss carryforwards, net of valuation allowances.

     The decreased revenues and gross margins and the increased SG&A and interest expenses offset slightly by the decreased product development expenses, resulted in income from continuing operations for the year ended March 31, 1995 of $238,000 or $0.04 per share. This compares to income from continuing operations of $1,462,000 or $0.27 per share for the year ended March 31, 1994.

     Xscribe discontinued and sold its microfilming service bureau in fiscal year 1994, and it discontinued its imaging service bureau in fiscal year 1995. Including losses from the discontinued operations of $371,000 and $240,000 in 1995 and 1994, respectively, net income decreased from $1,222,000 ($0.23 per share) in 1994 to a net loss of $133,000 ($0.02 per share) in 1995.


                      LIQUIDITY AND CAPITAL RESOURCES
                      -------------------------------

     Following is a discussion of Xscribe's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.

     RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL
     RESOURCES
     ---------------------------------------------------------

     During fiscal year 1996, the Company's primary sources of liquidity were income before depreciation and amortization of $224,000, reductions in the Company's accounts receivable of $200,000, increases in customer deposits of $702,000, net proceeds from the Company's credit facility of $524,000, and cash reserves. Primary uses of cash in the year ended March 31, 1996 were to increase inventories ($477,000), reduce accounts payable and accruals ($116,000), capital expenditures ($1,242,000), and to repay notes payable ($108,000). In the year ended March 31, 1996, the Company's cash balance decreased $92,000 from $311,000 to $219,000.

     The Company has a line of credit with a bank to borrow a total of $1 million of which $170,000 was outstanding at March 31, 1996. This line of credit accrues interest on outstanding borrowings at prime plus 1-1/4% per annum. The Company also has a term loan with the same bank for an additional $854,000 as of March 31, 1996. Monthly principal payments on this term note are $21,000 and interest accrues at prime plus 1-1/2% per annum. Outstanding borrowings under this combined credit facility are collateralized by all of the Company's assets.

     As of March 31, 1996, the Company was in violation of certain financial covenants required by the combined credit facility. In June 1996, the Company renegotiated the facility to cure these defaults and to extend the term of the agreement. Total borrowings under the combined credit facility are now limited to the lesser of 1) the balance on the term loan plus $1 million or
     2) 80% of eligible accounts receivable (as defined). Total borrowings are limited to $1.5 million as of April 30, 1996. The Company is now required to 1) maintain a minimum tangible net worth of $4,000,000, 2) maintain a ratio of total liabilities to tangible net worth of not greater than 1.5 to 1.0, 3) maintain working capital of $3,000,000, and 4) maintain a current ratio of
     1.5 to 1.0. The new combined credit facility expires in August
     1997.

     The Company is obligated under a series of unsecured notes payable totaling $668,000 as of March 31, 1996. These notes bear interest at a rate of 8% per annum and mature in May 2000.
     Interest and principal payments totaling $16,000 are due monthly.

     The Company' assured sources of future short-term liquidity as of March 31, 1996 are its cash balance of $219,000 and the unused portion of its line of credit of $830,000. Availability under the line of credit can be further limited based on the balance of eligible accounts receivables as described above.

     The Company is currently obligated to pay approximately $40,000 per month in lease payments. Aside from these commitments, the Company has not made any material capital commitments.

     ANALYSIS OF LIQUIDITY LEVELS

     ----------------------------
     Following is an analysis of liquidity levels that may affect the Company's businesses within its two industry segments. The discussion contains forward-looking information which is subject to certain risks, as disclosed below.

     The Company expects that the capital expenditures required to maintain and grow its consolidated operations will approximate $1 million for the coming year. The capital expenditures required in future periods will consist primarily of software development costs needed to maintain products at competitive levels and demonstration equipment needed to sell the Company's products. However, the Company may be required to reallocate or increase its capital expenditures due to competitive conditions or other unforeseen circumstances and the Company reserves the right to change its strategy and to reallocate or change the amount of its capital expenditures. Future additional working capital requirements will depend on future growth rates, if any, and will stem from the need to finance increased inventory and accounts receivable levels commensurate with the growth rate. The Company believes that the future capital expenditures and working capital increases will be financed from internally generated funds (i.e. profits before depreciation and amortization). Accordingly, the Company believes that it currently has sufficient liquidity to fund its consolidated operating needs for at least the next year, assuming that Xscribe can improve profitability and reduce inventory levels at Photomatrix.


                          TRENDS AND UNCERTAINTIES
                       ------------------------
     Following is a discussion of trends and uncertainties that may affect the Company's businesses within its two industry segments. The discussion contains forward-looking information which is subject to certain risks as disclosed below.

     IMAGING PRODUCTS
     ----------------

     Xscribe's growth strategy with respect to Photomatrix is dependent upon Photomatrix's ability to market successfully its document scanners. In this regard, Photomatrix is currently focusing on expanding its indirect distribution channels through OEM arrangements, such as the new OEM agreements with Bell & Howell, and through resellers. At this time, the indirect distribution channels are not well developed and there is no assurance that these channels will lead to increased sales. Photomatrix's direct sales efforts were disrupted during the fourth quarter of the fiscal year ended March 31, 1996 due to the departure of its direct sales force, and this trend of direct-sales disruption is expected to continue through the second quarter of fiscal 1997. There is no assurance that Photomatrix's marketing efforts will be successful. Competitors of Photomatrix have substantially greater resources and may be able to compete more effectively on technology, price or product features. Photomatrix is also constrained by limits on its marketing budget and ability to create brand recognition. Further, Photomatrix's products are relatively high-priced durable goods and economic conditions that adversely affect the market for durable goods could have an adverse effect on Photomatrix's orders.


     INFORMATION MANAGEMENT SOLUTIONS
     --------------------------------

     Xscribe believes that industry-wide revenues from the sale of CAT systems will continue to decline significantly in the future, and that the industry is likely to consolidate. Xscribe's primary competitor for stenographic writers, Stenograph Corporation, was recently sold to a private company that specializes in purchasing mature niche businesses in which the company has a dominant market share. The CAT market is extremely competitive and average sales prices for both software and writers have declined in recent years. Xscribe's strategy is to invest in this industry to the extent necessary to maintain competitive products and sustain positive cash flow from the business. However, further reductions in market size or market prices or the development of new products by competitors could have an adverse effect on Xscribe's revenues, cash flow and earnings.

     Lexia's revenues have declined due to the limits on its sale of ICL's OfficePower products and the failure of ICL to establish a market for TeamWARE products in the United States. Lexia's existing installed customer base of OfficePower users (about 70 entities) is comprised of entities that have already made a major financial commitment to use host-based systems for enterprise-wide computing. Lexia expects that new sales of OfficePower will be limited primarily to existing customers who desire to upgrade their existing OfficePower systems.

     Due to the limitations on the OfficePower market, Lexia's ability to sustain current revenue levels and to grow is dependent upon its ability to resell TeamWARE, ICL's and Fujitsu's client/server architected groupware/office automation products. Lexia's efforts to resell TeamWARE have been hampered by ICL and Fujitsu's failure to establish 1) market recognition in the United States for the products and 2) distribution channels in the United States, both of which are essential due to market competition. A number of large U.S. software companies, including Lotus Development Corporation (a subsidiary of IBM), Microsoft Corporation and Novell Corporation, have developed groupware products that compete with TeamWARE. Lexia intends to concentrate its resale efforts on niche markets, including the legal market. Due to limitations on Lexia's resources, its ability to resell TeamWARE is dependent upon ICL's and Fujitsu's financial commitment to establish TeamWARE in the United States and upon TeamWARE's market acceptance, neither of which are within Lexia's control. Accordingly, there is no assurance that Lexia will be able to resell TeamWARE in the United States.

     Further, Xscribe and ICL have had certain disagreements relating to ICL's alleged breach of its obligations under the 1993 strategic alliance and reseller agreement and under the cooperative marketing agreement for TeamWARE that became effective November 1, 1995. Since March 1996, Xscribe and ICL have been engaged in negotiations to settle these disagreements and restructure the agreements without litigation. Under the terms of the settlement reached in principle, the cooperative marketing agreement would terminate effective March 31, 1996, the exclusive distribution and licensing agreement for OfficePower and TeamWARE in the United States and Canada would be restructured as a non-exclusive reseller agreement (with sales limited to end users), and the strategic alliance between ICL and Lexia would be terminated. In exchange for the restructuring, ICL would return to Xscribe for cancellation 666,666 shares of Xscribe common stock owned by ICL. Due to these negotiations and the disagreements that led to the negotiations, Xscribe discontinued its efforts under the cooperative marketing agreement to establish a TeamWARE reseller network in the United States. Due to the protracted nature of the negotiations and the disagreements, there is no assurance that Xscribe and ICL will settle their current disagreements or that a settlement will be reached on the same general terms and conditions as the existing settlement in principle. If these disagreements are not settled, Xscribe may be forced to litigate its claims against ICL, and there is no assurance that litigation would be successful.

     NEW ACCOUNTING STANDARDS
     ------------------------
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company does not believe, based on current circumstances, the effect of adoption of SFAS 121 will have a material impact on its financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. If the Company were to retain its current intrinsic value based method, as allowed by SFAS 123, it will only be required to disclose the pro forma effect of adopting the fair value based method.

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------








     The Board of Directors and
     Shareholders of Xscribe Corporation:

     We have audited the accompanying consolidated balance sheets of Xscribe Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xscribe Corporation and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.




                                                            KPMG Peat
     Marwick LLP


     San Diego, California
     June 3, 1996, except for the last paragraph of Note 6, which is as of June 17, 1996

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1996 AND 1995      1996         1995
                                                      ------------  -----------
   ASSETS
   Current assets:
     Cash                                             $   219,000   $   311,000
     Accounts receivable, net of allowance
       of $218,000 and $227,000                         3,423,000     3,623,000
     Inventories                                        4,374,000     3,897,000
     Prepaid expenses and other                           232,000       400,000
     Net assets of discontinued operations (Note 2)            --       109,000
                                                      -----------   -----------
        Total current assets                            8,248,000     8,340,000
                                                      -----------   -----------
   Property and equipment, at cost                      4,776,000     4,616,000
   Less accumulated depreciation and amortization      (2,638,000)   (2,125,000)
                                                      -----------   -----------
     Net property and equipment                         2,138,000     2,491,000
                                                      -----------   -----------
   Intangible assets, net of accumulated
     amortization of $5,720,000 and $4,634,000
     (Notes 1 and 2)                                    3,823,000     4,127,000
   Other assets                                           248,000       195,000
                                                      -----------   -----------
                                                      $14,457,000   $15,153,000
                                                      ===========   ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable                                 $ 2,119,000   $ 2,182,000
     Accrued liabilities and other (Note 8)               682,000       735,000
     Customer deposits (Note 8)                         1,382,000       680,000
     Line of credit (Note 6)                              170,000       500,000
     Current maturities of term note (Note 6)             250,000      --
     Current maturities of notes payable
       to related parties (Note 5)                        141,000       108,000
                                                      -----------   -----------
       Total current liabilities                        4,744,000     4,205,000
                                                      -----------   -----------
   Notes payable to related parties (Note 5)              527,000       668,000
   Other non-current liabilities (Note 6)                 621,000        31,000
   Commitments and contingencies (Note 10)
   Shareholders' equity (Note 4):
     Common stock, no par value; 30 million
       shares authorized, 5,715,000 and
       5,719,000 issued and outstanding                20,093,000    20,132,000
     Accumulated deficit                              (11,591,000)   (9,887,000)
     Cumulative translation adjustment                     63,000         4,000
                                                      -----------   -----------
       Total shareholders' equity                       8,565,000    10,249,000
                                                      -----------   -----------
                                                      $14,457,000   $15,153,000
                                                      ===========   ===========

                      The accompanying notes are an
                      integral part of these consolidated
                      balance sheets.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                               1996          1995          1994
                                          ------------  ------------
- - ------------
   Revenues:
     Equipment and software               $ 14,245,000  $ 16,793,000
$18,034,000
     Services                                4,156,000     4,356,000
3,443,000
                                          ------------  ------------
- - ------------
       Total revenues                       18,401,000    21,149,000
21,477,000
                                          ------------  ------------
- - ------------
   Cost of revenues:
     Equipment and software                 10,082,000    10,835,000
10,675,000
     Services                                2,800,000     2,906,000
2,447,000
                                          ------------  ------------
- - ------------
       Total cost of revenues               12,882,000    13,741,000
13,122,000
                                          ------------  ------------
- - ------------
   Gross profit                              5,519,000     7,408,000
8,355,000
                                          ------------  ------------
- - ------------
   Operating costs and expenses:
     Selling, general and administrative     6,215,000     6,320,000
5,755,000
     Research and development                  758,000       706,000
1,007,000
                                          ------------  ------------
- - ------------
       Total operating costs and             6,973,000     7,026,000
6,762,000
   expenses                               ------------  ------------
- - ------------
   Operating income (loss)                  (1,454,000)      382,000
1,593,000
                                          ------------  ------------
- - ------------
   Other income (expense), net:
     Interest expense (Notes 5 and 6)         (228,000)     (122,000)
(105,000)
     Other, net                           --                    --
5,000
                                          ------------  ------------
- - ------------
     Net other income (expense)               (228,000)     (122,000)
(100,000)
                                          ------------  ------------
- - ------------
   Income (loss) from continuing
     operations before taxes                (1,682,000)      260,000
1,493,000
   Provision for income taxes (Note 7)           7,000        22,000
31,000
                                          ------------  ------------
- - ------------
   Income (loss) from continuing
     operations                             (1,689,000)      238,000
1,462,000
   Loss from discontinued operations
     (Note 2)                                  (15,000)     (371,000)
(240,000)
                                          ------------  ------------
- - ------------
   Net income (loss)                      $ (1,704,000) $   (133,000) $
1,222,000
                                          ============  ============
============
   Net income (loss) per share:
     Continuing operations                $      (0.29) $       0.04  $
0.27
                                          ============  ============
============
     Discontinued operations              $         --         (0.06)
(0.04)
                                          ============  ============
============
     Net income (loss)                    $      (0.30) $      (0.02) $
0.23
                                          ============  ============
============

                      The accompanying notes are an integral part of these consolidated statements.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                        Common Stock                        Cumulative
                     ------------------       Accumulated   Translation
                     Shares                                 Amount
   Deficit       Adjustment   Total

                     ------                                 ------
   ------------  -----------  -----
   Balance,
    March 31, 1993  2,867,000  $14,885,000  $(10,976,000) $           $
3,909,000
   Common stock
    issued to
    acquire
    Phomatrix
    (Note 2)          921,000    1,386,000
1,386,000
   Common stock
    issued to
    acquire net
    assets of Lexia
    (Note 2)          667,000    2,072,000
2,072,000
   Common stock
    issued in
    private
    placements
    (Note 4)          743,000    1,250,000
1,250,000
   Exercise of
    warrants and
    options
    (Note 4)          487,000      488,000
488,000
   Other               (2,000)      (1,000)                  (58,000)
(59,000)
   Net income                                  1,222,000
1,222,000
                    ---------  -----------  ------------  ----------
- - -----------

   Balance,
    March 31, 1994  5,683,000   20,080,000    (9,754,000)    (58,000)
10,268,000
   Exercise of
    warrants and
    options            36,000       46,000
46,000
   (Note 4)
   Other                             6,000                    62,000
68,000
   Net loss                                     (133,000)
(133,000)
                    ---------  -----------  ------------  ----------
- - -----------

   Balance,
    March 31, 1995  5,719,000   20,132,000    (9,887,000)      4,000
10,249,000
   Other               (4,000)     (39,000)                   59,000
20,000
   Net loss                                   (1,704,000)
(1,704,000)
                    ---------  -----------  ------------  ----------
- - -----------
   Balance,
    March 31, 1996  5,715,000  $20,093,000  $(11,591,000) $   63,000  $
8,565,000
                    =========  ===========  ============  ==========
===========










                      The accompanying notes are an
                      integral part of these consolidated
                      statements.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                               1996          1995          1994
                                          ------------  ------------
- - ------------
   Operations:
   Income (loss) from continuing          $ (1,689,000) $    238,000  $
1,462,000
   operations
     Adjustments:
     Depreciation and amortization           1,913,000     1,712,000
1,530,000
                                          ------------  ------------
- - -----------
     Changes in assets and liabilities:
       Accounts receivable                     200,000       (33,000)
(842,000)
       Inventories                            (477,000)     (293,000)
(338,000)
       Prepaid expenses and other              168,000       (56,000)
(9,000)
       Accounts payable                        (63,000)     (209,000)
535,000
       Accrued liabilities and other           (53,000)     (286,000)
(799,000)
       Customer deposits                       702,000        95,000
457,000
                                          ------------  ------------
- - -----------
       Cash provided by continuing
         operations                            701,000     1,168,000
1,996,000
       Cash provided by (used in)
         discontinued operations                 9,000      (480,000)
(5,000)
                                          ------------  ------------
- - -----------
   Cash provided by operations                 710,000       688,000
1,991,000
                                          ------------  ------------
- - -----------
   Investing activities:
       Acquisition of Photomatrix
         (Note 2)                                    -           -
(2,686,000)
       Acquisition of Lexia (Note 2)                 -           -
(305,000)
       Purchase of property and               (454,000)     (976,000)
(956,000)
   equipment                                  (788,000)     (539,000)
(726,000)
       Product development additions           (53,000)      (13,000)
(27,000)
       Increase in other assets           ------------  ------------
- - -----------
                                            (1,295,000)   (1,528,000)
(4,700,000)
   Cash used in investing activities      ------------  ------------
- - -----------
   Financing activities:
       Issuance of common stock                 26,000        52,000
1,737,000
       Proceeds from credit facility,
         net (Note 6)                          524,000       500,000
- - -
       Repayment of notes payable to
         related parties (Note 5)             (108,000)            -
- - -
       Other                                    (8,000)      (20,000)
(10,000)
                                          ------------  ------------
- - -----------
   Cash provided by financing activities       434,000       532,000
1,727,000
                                          ------------  ------------
- - -----------
   Effects of exchange rates on cash            59,000        62,000
(58,000)
                                          ------------  ------------
- - -----------
   Decrease in cash and cash equivalents       (92,000)     (246,000)
(1,040,000)
   Cash, beginning of year                     311,000       557,000
1,597,000
                                          ------------  ------------
- - -----------
   Cash, end of year                      $    219,000  $    311,000  $
557,000
                                          ============  ============
===========

                      The accompanying notes are an integral part of these consolidated statements.

                            XSCRIBE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------

       1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                      ------------------------------------------

                      PRINCIPLES OF CONSOLIDATION

                      The consolidated financial statements include the financial statements of Xscribe
                      Corporation and its majority-owned
                      subsidiaries (the consolidated entity referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                      BUSINESS

                      The Company develops, manufactures, sells and services high-technology products and image and information management systems. The Company's Information Management Solutions Segment ("Solutions Segment") provides sophisticated groupware (office automation) and litigation support systems to the legal marketplace and certain major U.S. corporations. The Company's Imaging Products and Services Segment ("Imaging Segment") provides microfiche duplicators and high-performance scanners to legal, financial, government and commercial enterprises.

                      INTANGIBLE ASSETS (INCLUDING SOFTWARE
       DEVELOPMENT COSTS)

                      Software development costs incurred to
                      establish technological feasibility are
                      expensed when incurred. Subsequent costs are capitalized and amortized beginning when the related product is available for general release to customers. The amortization recorded for such products each year equals the greater of (i) the amount computed using the ratio that current revenues bear to total current and anticipated revenues, or (ii) the amount computed using the straight-line method over the remaining useful life of the product not to exceed a total life of five years. Unamortized computer software costs, included in intangible assets, were $1,510,000 and $1,307,000 as of March 31, 1996 and 1995,
                      respectively. Amortization expense for
                      capitalized software development costs was
                      $555,000, $365,000 and $562,000 for fiscal
                      years 1996, 1995 and 1994, respectively.

                      Management periodically assesses the
                      realizability of all intangible assets, based upon internal projections of future cash flows to be realized from those intangible assets, and records impairment allowances when appropriate. No such allowances were recorded in the years presented.

                      FOREIGN CURRENCY TRANSLATION

                      The accounts of the Company's foreign
                      subsidiary are measured using local currency as the functional currency; assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net income and accumulated in a separate component of shareholders' equity ("cumulative translation adjustment"). Gains and losses from foreign currency transactions are not significant and are included in selling, general and administrative expenses in the consolidated statements of operations.

                      INVENTORIES

                      Inventories include material, labor and
                      overhead valued at the lower of cost
                      (first-in, first-out) or market, and consist of the following as of March 31, 1996 and 1995:


       1996                                                     1995
                                                            -------
       -----          ------------
                                                            Raw
       materials                                            $
       2,203,000      $  2,321,000
                                                            Work in
       process             748,000
       956,000
                                                            Finished
       goods
       1,423,000                                            620,000
                                                            -------
       -----          ------------

                                                            $
       4,374,000      $  3,897,000

       ============   ============

                      REVENUE RECOGNITION

                      Equipment and software sale revenues are recognized upon transfer of the risk of ownership to the customer which typically occurs upon shipment from either the Company's or its agent's distribution location. The Company has no significant obligations related to software sales subsequent to delivery and subsequent to management's assessment that the collectibility of the related receivable is probable. Service revenues are recognized over the related contract period for maintenance contracts, or as the services are rendered.


                      PROPERTY AND EQUIPMENT

                      Substantially all property and equipment is demonstration equipment, manufacturing equipment and personal computers used in the Company's assembly, product development, sales and administrative activities. These items are stated at cost. Depreciation and amortization are provided over the estimated useful lives, typically three to five years, using the straight-line method.

                      INCOME TAXES

                      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

                      NET INCOME (LOSS) PER COMMON SHARE

                      Net income (loss) per common share has been computed based on the weighted average number of common shares and common equivalent shares (the dilutive effect of stock options and warrants) outstanding during the year. The weighted average number of common shares and common equivalent shares used in computing earnings (loss) per share is 5,742,000, 5,959,000 and 5,416,000 in fiscal years 1996,
                      1995 and 1994, respectively. Primary and fully diluted earnings (loss) per share are the same for all periods presented.

                      STOCK OPTIONS

                      The Company accounts for stock options under the intrinsic value based method whereby compensation expense is recognized on the difference between the quoted market price of the Company stock at the date of grant and the option price.

                      SIGNIFICANT CUSTOMERS

                      One customer (Eastman Kodak) accounted for 21 percent of the Company's total revenues for fiscal year 1994. No other customer accounted for more than 10 percent of the Company's total revenues during the years presented.

                      PRODUCT WARRANTY COSTS

                      The Company provides product warranties and software support services to customers as part of its standard sales agreement. The warranties cover the service costs associated with hardware and software defects and range in term from 90 days to one year from date of sale. The Company accrues the expected warranty and support costs at the time of revenue recognition on product sales.

                      SUPPLEMENTAL CASH FLOW INFORMATION

                      Interest and income taxes paid approximate the amounts expensed in all years presented.

                      FAIR VALUE OF FINANCIAL INSTRUMENTS

                      Statement of Financial Accounting Standards
                      No. 107, "Disclosures About Fair Value of
                      Financial Instruments," requires that the fair values be disclosed for the Company's financial instruments. The carrying amount of cash, accounts receivable, prepaid expenses and other, other assets, accounts payable, accrued liabilities and other, and customer deposits approximate fair values because of the short-term nature of these instruments. The carrying amounts reported for the line of credit, notes payable to related parties, and other non-current liabilities approximate fair values because the underlying instruments bear interest at rates that are comparable to rates available to the Company for similar debt instruments.

                      USE OF ESTIMATES

                      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                      RECLASSIFICATIONS

                      Certain prior-year amounts have been
                      reclassified to conform to the current-year presentation.


       2.             ACQUISITIONS AND DIVESTITURE
                      ----------------------------

                      LEXIA SYSTEMS, INC.

                      In October 1993, the Company formed Lexia
                      Systems, Inc. ("Lexia") for the purpose of acquiring certain assets and the primary business of the North American Sales Division of ICL, Inc. ("NAS"). In accordance with the related purchase and other agreements, the Company issued 666,666 shares of its unregistered common stock, valued at $2,072,000. In exchange, the Company received, among other things, exclusive and non-exclusive product distribution rights, various operations, various support services and favorable reseller prices, collectively valued at $1,546,000. This amount is included in intangible assets and is being amortized over a period of five years. In addition, the Company received certain tangible assets valued at $526,000. This transaction has been accounted for using the purchase method of accounting. The accounts of Lexia are included in the accompanying consolidated financial statements from the date of the acquisition (October 25, 1993).

                      The fiscal year 1994 initial investment in Lexia's working capital of $262,000 (accounts receivable of $1,073,000 less accounts payable of $589,000 and accrued liabilities of $222,000) plus acquisition costs of $43,000 have been reflected as investing activities in the accompanying consolidated 1994 statement of cash flows.

                      Xscribe and ICL have had certain disagreements relating to ICL's alleged breach of its obligations under the 1993 strategic alliance and reseller agreement and under the cooperative marketing agreement for TeamWARE that became effective November 1, 1995. Since March 1996, Xscribe and ICL have been engaged in negotiations to settle these disagreements and restructure the agreements without litigation. Under the terms of the settlement reached in principle, the cooperative marketing agreement would terminate effective March 31, 1996, the exclusive distribution and licensing agreement for OfficePower and TeamWARE in the United States and Canada would be restructured as a non-exclusive reseller agreement (with sales limited to end users), and the strategic alliance between ICL and Lexia would be terminated. In exchange for the restructuring, ICL would return to Xscribe for cancellation 666,666 shares of Xscribe common stock owned by ICL. Due to these negotiations and the disagreements that led to the negotiations, Xscribe discontinued its efforts under the cooperative marketing agreement to establish a TeamWARE reseller network in the United States. Due to the protracted nature of the negotiations and the disagreements, there is no assurance that Xscribe and ICL will settle their current disagreements or that a settlement will be reached on the same general terms and conditions as the existing settlement in principle. If these disagreements are not settled, Xscribe may be forced to litigate its claims against ICL, and there is no assurance that litigation would be successful. The settlement with ICL will be recorded if and when it is finalized and will result in no material gain or loss to the Company.

                      PHOTOMATRIX CORPORATION

                      Effective April 30, 1993, the Company acquired all of the outstanding common stock of Photomatrix Corporation ("Photomatrix") in exchange for 920,833 unregistered shares of Xscribe common stock valued at about $1,386,000 plus acquisition costs of $110,000. This transaction has been accounted for using the purchase method of accounting. The purchase price has been allocated to net tangible assets in the amount of a negative $691,000 (i.e. liabilities assumed exceeded tangible assets) and to Photomatrix technology in the amount of $2,187,000. This latter amount is included in intangible assets and is being amortized over a period of ten years. The accounts of Photomatrix are included in the accompanying consolidated financial statements from the date of the acquisition (April 30, 1993).

                      In addition to the acquisition costs described above, the subsequent repayment of past due Photomatrix liabilities ($651,000), short-term debt ($710,000), severance costs ($204,000)
                      and customer advance ($1,214,000) less cash acquired ($203,000) have been reflected as investing activities in the accompanying fiscal year 1994 consolidated statement of cash flows.

                      DISCONTINUED OPERATIONS

                      In fiscal year 1994, the Company discontinued its microfilming service bureau, and in fiscal year 1996, the Company discontinued its imaging service bureau. The accompanying consolidated financial statements reflect these businesses as discontinued operations. Revenues from these discontinued businesses were $51,000, $177,000 and $662,000 in fiscal years 1996, 1995 and 1994, respectively.

            3.        SEGMENT INFORMATION

                      The Company operates in two industry segments:
                      Solutions and Imaging as more fully described in Note 1 and elsewhere in this document. Segment information follows for 1996, 1995, and 1994:

            INDUSTRY SEGMENTS          1996          1995          1994
            -----------------     ------------  ------------  ------------

            REVENUE:
             Solutions            $  9,309,000  $ 11,437,000  $ 11,735,000
             Imaging                 9,092,000     9,712,000     9,742,000
                                  ------------  ------------  ------------
                      Total       $ 18,401,000    21,149,000  $ 21,477,000
                                  ============  ============  ============

            OPERATING INCOME
            (LOSS):
             Solutions            $   (931,000) $    149,000  $    964,000
             Imaging               (523,000)         233,000       629,000
                                  ------------  ------------  ------------
                      Total       $ (1,454,000) $    382,000  $  1,593,000
                                  ============  ============  ============

            DEPRECIATION AND
            AMORTIZATION:
             Solutions            $  1,196,000  $  1,012,000  $    972,000
             Imaging                   682,000       681,000       522,000
             Corporate                  35,000        19,000        36,000
                                  ------------  ------------  ------------
                      Total       $  1,913,000  $  1,712,000  $  1,530,000
                                  ============  ============  ============

            PURCHASE OF PROPERTY
            AND EQUIPMENT:
             Solutions            $    194,000  $    288,000  $    235,000
             Imaging                   221,000       622,000       682,000
             Corporate                  39,000        66,000        39,000
                                  ------------  ------------  ------------
                      Total       $    454,000  $    976,000  $    956,000
                                  ============  ============  ============

            IDENTIFIABLE ASSETS:
             Solutions            $  4,946,000  $  6,372,000  $  7,041,000
             Imaging                 9,063,000     8,316,000     7,385,000
             Corporate                 448,000       356,000       666,000
             Discontinued
              operations, net               --       109,000            --
                                  ------------  ------------  ------------
                      Total       $ 14,457,000  $ 15,153,000  $ 15,092,000
                                  ============  ============  ============

            GEOGRAPHIC AREAS           1996          1995          1994
            -----------------     ------------  ------------  ------------
            REVENUE:
             United States:
              Domestic and
               export customers   $ 16,226,000  $ 19,397,000  $ 20,143,000
              Inter-area             1,399,000       646,000       427,000
                                  ------------  ------------  ------------
             Total United States    17,625,000    20,043,000    20,570,000
             Foreign                 2,175,000     1,752,000     1,334,000
             Eliminations           (1,399,000)     (646,000)     (427,000)
                                  ------------  ------------  ------------
                      Total       $ 18,401,000  $ 21,149,000  $ 21,477,000
                                  ============  ============  ============

            OPERATING INCOME
            (LOSS):
             United States        $ (1,288,000) $    150,000  $  1,399,000
             Foreign                   (97,000)      232,000       207,000
             Eliminations              (69,000)           --       (13,000)
                                  ------------  ------------  ------------
                      Total       $ (1,454,000) $    382,000  $  1,593,000
                                  ============  ============  ============

            IDENTIFIABLE ASSETS:
             United States        $ 12,495,000  $ 14,098,000  $ 14,096,000
             Foreign                 2,031,000     1,075,000     1,029,000
             Eliminations              (69,000)      (20,000)      (33,000)
                                  ------------  ------------  ------------
                      Total       $ 14,457,000  $ 15,153,000  $ 15,092,000
                                  ============  ============  ============

       4.             SHAREHOLDERS' EQUITY
                      --------------------

                      In connection with the Company's acquisition of Photomatrix (see Note 2), the former majority shareholders of Photomatrix and certain of their affiliates purchased 666,666 shares of the Company's unregistered common stock for $1 million in cash. The Company incurred costs of $50,000 related to this transaction.

                      In a March 1994 private placement, the Company sold 76,667 shares of its unregistered common stock for $300,000 in cash. Additionally, in 1994, warrants to acquire 476,667 shares of the Company's common stock were exercised for net cash proceeds of $485,000.

                      The Company has two existing common stock option plans under which an aggregate of 699,999 shares of the Company's common stock may be issued through qualified incentive stock options or non-qualified stock options. The Company has a third plan which expired in fiscal 1994 with approximately 164,500 options still outstanding. Under the terms of the existing plans, incentive stock options are granted at an exercise price which is not less than 100 percent of the fair market value of the Company's common stock at the date of grant; non-qualified options are granted at not less than 85 percent of the fair value at the date of grant. Options are exercisable within the period and in the increments as determined by the Company's Board of Directors or plan administration committee appointed by the Board of Directors. Additional information with respect to the options under the plans follows:

                                                  Price per
                                      Shares        Share         Total
                                  ------------  ------------  ------------

            Options outstanding,
            March 31, 1993             471,167  $0.18 - $3.56 $    581,800
              Options granted           93,667  $2.34 - $3.94      269,600
              Options exercised        (10,000) $0.18 - $0.48       (3,200)
              Options canceled          (3,334)     $2.34           (7,800)
                                  ------------  ------------- ------------
            Options outstanding,
            March 31, 1994             551,500  $0.18 - $3.94      840,400
              Options granted          339,000  $1.69 - $4.13    1,000,100
              Options exercised        (30,833) $0.38 - $2.16      (44,000)
              Options canceled        (142,800) $2.16 - $4.12     (507,900)
                                  ------------  ------------- ------------
            Options outstanding,
            March 31, 1995             716,867  $0.18 - $4.13    1,288,600
              Options granted          760,665  $ .69 - $1.25      633,812
              Options exercised             --        -                 --
              Options canceled        (649,034) $0.88 - $4.13   (1,260,465)
                                  ------------  ------------- ------------
            Options outstanding,
            March 31, 1996             828,498  $0.18 - $3.56 $    661,947
                                  ============  ============= ============

            Options exercisable,
            March 31, 1996             164,500  $0.18 - $3.56 $     76,261
                                  ============  ============= ============

                      In June 1995, the Company canceled employee stock options to acquire 41,667 shares at an exercise price of $4.13 per share and granted new replacement options to acquire 41,667 shares at an exercise price of $1.69 per share. In November 1995, the Company canceled stock options to acquire 628,999 shares (including options to acquire 85,000 shares held outside the Plans described above) at exercise prices ranging from $1.31 to $2.91 per share and granted new replacement options to acquire 628,999 shares at an exercise price of $0.88 per share.

                      In addition to the options described above and in Note 2, the Company has outstanding warrants and other options to acquire common shares as follows:

                                                            Shares
       Exercise Price
       Expiration
                      --------------                        -------
       -------           --------------
                                                            33,333
       $0.42              December 2003
                                                            75,000
       $1.00              August 2005

                      The Company is authorized to issue 3,173,275 shares of its preferred stock. No preferred shares were outstanding in the three years ended March 31, 1996.


       5.             RELATED PARTY TRANSACTIONS
                      --------------------------

                      In connection with the acquisition of
                      Photomatrix (see Note 2), $777,000 of amounts due to affiliates of Photomatrix's then-majority shareholders (presently shareholders of the Company) were converted into seven year notes payable which mature in April 2000. These notes bear interest at a rate of 8% per annum. Interest-only payments were due monthly during the first two years. Interest and principal are due in equal monthly installments (beginning in May 1995) for years three through seven. Interest expense related to these notes was $59,000 in 1996, $62,000 in 1995 and $57,000 in 1994.

       6.             CREDIT FACILITY
                      ---------------

                      The Company has a line of credit with a bank to borrow a total of $1 million of which $170,000 was outstanding at March 31, 1996. This line of credit accrues interest on outstanding borrowings at prime plus 1-1/4% per annum. The Company also has a term loan with the same bank for an additional $854,000 as of March 31, 1996. Monthly principal payments on this term note are $21,000 and interest accrues at prime plus 1-1/2% per annum. Outstanding borrowings under this combined credit facility are collateralized by all of the Company's assets.

                      Line of credit activity for 1996, 1995 and 1994 was as follows:

                                       1996          1995          1994
                                  ------------  ------------  ------------

            Interest expense      $     46,000  $     49,000  $      3,000
            Average interest
            rate                  8.5%                                7.5%
            Average month-end                     9.1%
             balance outstanding  $    536,000                $     16,000
            Maximum month-end                   $    520,000
             balance outstanding  $  1,170,000                $    200,000
                                                $    940,000

                      The balance outstanding on the term note as of March 31, 1996 was $854,000, and no amounts were outstanding as of March 31, 1995 and 1994. Interest expense on the term note during the year ended March 31, 1996 was $61,000.

                      As of March 31, 1996, the Company was in violation of certain financial covenants required by the combined credit facility. In June 1996, the Company renegotiated the facility to cure these defaults and to extend the term of the agreement. Total borrowings under the combined credit facility are now limited to the lesser of 1) the balance on the term loan plus $1 million or 2) 80% of eligible accounts receivable (as defined). Total borrowings are limited to $1.5 million as of April 30, 1996. The Company is now required to 1) maintain a minimum tangible net worth of $4,000,000, 2) maintain a ratio of total liabilities to tangible net worth of not greater than 1.5 to 1.0, 3) maintain working capital of $3,000,000, and 4) maintain a current ratio of 1.5 to 1.0. The new combined credit facility expires in August 1997.


       7.             INCOME TAXES
                      ------------

                      The components of income before income taxes are as follows:

                                       1996          1995          1994
                                  ------------  ------------  ------------

            U.S. continuing
             operations           $ (1,579,000) $    217,000  $  1,488,000
            U.S. discontinued
             operations                (15,000)     (371,000)     (240,000)
            Foreign                   (103,000)       43,000         5,000
                                  ------------  ------------  ------------
                                  $ (1,697,000) $   (111,000) $  1,253,000
                                  ============  ============  ============

                      The provision for taxes on income consists of the following for fiscal years 1996, 1995 and 1994:

                                       1996          1995          1994
                                  ------------  ------------  ------------

            Current:
              Federal             $         --  $      6,000  $     51,000
              State                   7,000           16,000        35,000
              Foreign                       --            --         2,000
                                  ------------  ------------  ------------
                                         7,000        22,000        88,000
            Deferred                        --            --       (57,000)
                                  ------------  ------------  ------------
                                  $      7,000  $     22,000  $     31,000
                                  ============  ============  ============


                      A reconciliation from the Federal income tax provision computed at the statutory rate to the actual provision for taxes on income for fiscal years 1996, 1995 and 1994 is as follows:

                                       1996          1995          1994
                                  ------------  ------------  ------------

            Tax at statutory
              Federal tax rate    $   (577,000) $    (38,000) $    426,000
            State income taxes
              (net of Federal
               benefit)                  5,000        10,000        23,000
            Change in valuation
              allowance                579,000            --      (418,000)
            Other                           --        50,000            --
                                  ------------  ------------  ------------
                                  $      7,000  $     22,000  $     31,000
                                  ============  ============  ============


                      Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities as of March 31, 1996 and 1995 are as follows:


                                               1996        1995
                                            ---------   ----------
            Deferred tax assets:
              Tax operating loss
                carryforward              $ 3,944,000   $ 3,827,000
              Inventory and other
                reserves                      559,000       272,000
              Tax basis of intangible
                assets greater than
                book basis                    174,000       126,000
              Other                           211,000        51,000
                                          -----------   -----------
            Less valuation allowance        4,888,000     4,276,000
                                           (3,793,000)   (3,151,000)
                                          -----------   -----------
                                            1,095,000     1,125,000

            Deferred tax liabilities:
              Book basis of intangible
                assets greater than
                tax basis                    (537,000)     (615,000)
              Software capitalization        (414,000)     (401,000)
              Other                           (41,000)      (52,000)
                                          -----------   -----------
                                             (992,000)   (1,068,000)

            Net deferred tax asset
            (included in other assets)    $   103,000   $    57,000
                                          ===========   ===========

                      The Company has recorded net tax assets in an amount approximately equal to net tax liabilities because management believes that these items will offset in future periods, considering statutory carryforward periods and limitations. Subject to future reassessment of future income potential, the Company has reserved substantially all deferred tax assets in excess of deferred tax liabilities.

                      As of March 31, 1996, the Company has
                      available for Federal income tax purposes a net operating loss ("NOL") carryforward of approximately $9,600,000 which can offset future consolidated taxable income and which begins to expire in fiscal year 2004. The utilization of about $7,100,000 of this NOL is subject to an annual limitation of about $700,000. The remainder of $2,500,000 is currently available.

                      As of March 31, 1996, Photomatrix (the
                      Company's wholly owned subsidiary) has
                      available for Federal income tax purposes an NOL carryforward of about $2,000,000 which can offset future taxable income of Photomatrix and which begins to expire in fiscal year 2000. The utilization of about $1,600,000 of this NOL is subject to an annual limitation of about $100,000. The remainder of about $400,000 is currently available.


       8.             ACCRUED LIABILITIES AND CUSTOMER DEPOSITS
                      -----------------------------------------

                      Accrued liabilities and other consist of the following as of March 31, 1996 and 1995:

                                                            19961995
                                                            -------
       ------          ------------

                      Compensation and
                        related items                       $
       423,000         $    455,000
                      Other
       259,000              280,000
                                                            -------
       ------          ------------
                                                            $
       682,000         $    735,000

       =============   ============

                      In November 1995, the Company settled certain disagreements with Eastman Kodak whereby Kodak discontinued its purchases of Photomatrix COM duplicators and guaranteed certain future annual levels of spare-parts purchases. In calendar year 1995, Kodak did not meet its annual obligations. In December 1995, Kodak advanced to the Company $608,000 (the entire calendar-year 1995 shortfall) as a prepayment against future spare-parts purchases. Of this total prepayment, $309,000 remained at March 31, 1996 and is included in customer deposits in the accompanying consolidated balance sheet.


       9.             EMPLOYEE BENEFIT PLANS
                      ----------------------

                      The Company maintains defined contribution savings and investment plans for the benefit of all full-time employees. The Company's expense related to the plans was $103,000, $85,000 and $35,000 in 1996, 1995 and 1994,
                      respectively. The Company has no significant post-employment or post-retirement obligations that would require accrual under SFAS 106 or 112.


       10.            COMMITMENTS AND CONTINGENCIES
                      -----------------------------

                      OPERATING LEASES

                      The Company's operations are conducted in facilities which are occupied under operating leases. The leases require payment of taxes, maintenance expenses and insurance. Rental expense (net of rents under sublease of $150,000 and $93,000 in 1996 and 1995, respectively) incurred under operating leases (including leases which have expired) was $466,000, $414,000 and $453,000, in 1996, 1995 and 1994, respectively.

                      Future minimum cash lease commitments (net of minimum rents receivable under sublease of $160,000 and $23,000 in 1997 and 1998, respectively) as of March 31, 1996, are as follows:

                                                            1997$
       413,000
                                                            1998
       227,000
                                                            1999
       126,000
                                                            2000
       42,000
                                                            2001
       42,000
                                                            2002 and
       thereafter                                           511,000
                                                            -------
       -----
                                                            $
       1,361,000

       ============

                      LEGAL PROCEEDINGS

                      The Company is a defendant in three products liability cases pending in the United States District Court, Eastern District of New York (BERNHART V. XSCRIBE ET AL. (92 Civ. 3931), GALFIN V. XSCRIBE (92 Civ. 2582), and HAGIPADELIS V. XSCRIBE (95 Civ. 1977)). Each of the complaints contends that the keyboards on writers or proprietary court-reporting computers sold in the 1980s were defectively designed and the Company failed to provide adequate warnings about how the equipment could be used to avoid arm, wrist and hand injuries, including carpel tunnel syndrome. The three cases seek a total of $4 million in compensatory damages and $40 million in punitive damages. Xscribe has tendered these claims to its insurance carriers, St. Paul

                      Fire and Marine Insurance, and Federal
                      Insurance Company, and St. Paul has assumed the Company's defense without reservation of right and Federal has agreed to share defense costs, subject to a reservation of rights. The GALFIN and HAGIPADELIS cases are pending before the same judge and have been consolidated with unrelated repetitive stress injury cases pending against Stenograph Corporation (an Xscribe competitor) for discovery and trial on liability issues. These cases are set for a jury trial to begin in September 1996, which is subject to change. The third case is currently inactive pending an expected decision by a New York state appellate court on the accrual of statues of limitations. It may take several years before this litigation is ultimately resolved. The Company believes that there is no merit to any of the three pending cases and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies. However, depending upon the outcome of these cases, Xscribe may be served in the future with additional claims or be subject to liability in excess of insurance policy limits.

                      In the ordinary course of business, the
                      Company is subject to claims and from
                      time-to-time is named as a defendant in legal proceedings. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the present or future financial position of the Company or its future operations.


                      QUARTERLY FINANCIAL DATA (UNAUDITED)
                  (Dollars in thousands, except per share data)
   FISCAL 1996                June     September   December  March    Total

      Revenues                $4,337   $ 4,697      5,025     4,342   $18,401
      Gross profit             1,330     1,654      1,678       857     5,519
      Loss from continuing
        operations              (432)     (189)       (88)     (980)   (1,689)
      Net loss                  (447)     (189)       (88)     (980)   (1,704)
      Loss from continuing
        operations per share   (0.08)    (0.03)     (0.02)    (0.17)    (0.29)
      Net loss per share       (0.08)    (0.03)     (0.02)    (0.17)    (0.30)
      Average shares
        outstanding            5,754     5,750      5,742     5,724     5,742





   FISCAL 1995
     Revenues                 $5,404   $ 4,862     $ 5,974   $4,909   $21,149
     Gross profit              2,128     1,778       2,134    1,368     7,408
     Income (loss) from
       continuing operations     352       124         405     (643)      238
     Net income (loss)           287        19         301     (740)     (133)
     Income (loss) from
       continuing operations
       per share                0.06      0.02        0.07    (0.11)     0.04
     Net income (loss)
       per share                0.05      0.00        0.05    (0.13)    (0.02)
   Average shares              6,074     5,987       5,931    5,913     5,959
   outstanding



                              SECURITIES DATA
                              ---------------


       Xscribe is traded in NASDAQ Stock Market Small Cap Tier under the symbol XSCR. On June 10, 1996, there were 5,715,279 shares outstanding and there were approximately 1,000 shareholders of record.

       Following is information regarding Xscribe common stock market prices:

                         Fiscal Year 1996   Fiscal Year 1995   Fiscal Year
   1994
                         ----------------   ----------------
   ----------------
   Fiscal Quarter
   Ended               Low Bid  High Bid  Low Bid  High Bid  Low Bid  High Bid
   ------------------  -------  --------  -------  --------  -------  --------
   -

   June 30 - 1st       7/8      1-1/2     3-9/16   4-19/32   1-7/8    2-17/32
   September 30 - 2nd  13/16    1-1/2     2-1/4    3-15/16   2-5/32   4-11/16
   December 31 - 3rd   3/4      1-1/16    1-13/16  2-11/16   3-9/16   5-5/8
   March 31 - 4th      9/16     1-3/64    1-1/4    2-5/16    3-9/16   4-7/8


       The Company has not paid a cash dividend on its common stock and it is not anticipated that the Company will pay any dividends in the foreseeable future.

                             BOARD OF DIRECTORS
       _____________________________________________________________
       Suren G. Dutia (3)                                   Ira H.
       Sharp (2)
         President, Chief Executive                           Owner,
       Chief Executive
         Officer and Chairman of
       Officer and General
         the Board
       Counsel of Alderson

       Reporter

       Donald R. Miller, Jr. (2)                            John F.
       Staley (2)(3)
         Vice President Market
       Partner in Staley,
         Development and Director                             Jobson
       and Wetherell
         of Michaels Stores, Inc.
         Director, Sterling Software, Inc.

       Patrick Moore (1)                                    Evan A.
       Wyly (1)(3)
         President of IPAC
       Managing Director,
         Manufacturing, Inc.
       Maverick Capital, Inc.

       Director, Michaels
       Jukka V. Norokorpi (1)
       Stores, Inc.
         Vice President, Client
       Director, Sterling
         Server Products of
       Commerce, Inc.
         ICL Volume Products
       Director, Sterling

       Software, Inc.

                                                            (1)
       Audit Committee Member
                                                            (2)
       Compensation Committee Member
                                                            (3)
       Nominating Committee Member

                             EXECUTIVE OFFICERS
       _____________________________________________________________
       Suren G. Dutia                                       Bruce C.
       Myers
         President, Chief Executive                           Chief
       Operating Officer,
         Officer and Chairman of the                          Chief
       Financial Officer

         Board                                                and
       Secretary

                                HEADQUARTERS
       _____________________________________________________________
                            Xscribe Corporation
                           6285 Nancy Ridge Drive
                        San Diego, California  92121
                              (619)  457-5091

                            INDEPENDENT AUDITORS
       _____________________________________________________________
                           KPMG Peat Marwick LLP
                                750 B Street
                        San Diego, California  92101

                        TRANSFER AGENT AND REGISTRAR
       _____________________________________________________________
                 American Stock Transfer and Trust Company
                               40 Wall Street
                         New York, New York  10005

                         ANNUAL REPORT ON FORM 10-K
       _____________________________________________________________
       A copy of the Company's Forms 10-K report to the Securities and Exchange Commission, excluding exhibits, will be furnished to shareholders without charge upon written request to Peter B. Harker, Controller, Xscribe Corporation, 6285 Nancy Ridge Drive, San Diego, California, 92121. A copy of any exhibit will be furnished to any shareholder upon written request and payment to the Company of a copying charge of 25 cents per page. Requests for copies should also be directed to the above address.

                                 TRADEMARKS
       _____________________________________________________________
       Windows (Microsoft), Netware (Novell), OfficePower (ICL), TeamOffice (ICL), OS/2 (IBM), Windows NT (Microsoft), Pentium (Intel), Stenoram (Xscribe), Vision 486 (Xscribe), and XEC 2001 (Xscribe) are registered trademarks of the indicated companies.

                                EXHIBIT 21.1


       Subsidiaries of the registrant as of March 31, 1996
       -  Photomatrix Corporation, Nevada
       -  Lexia Systems, INc., California
       -  Xscribe Imaging, Inc., California
       -  Xscribe Legal Systems, Inc., California

                                EXHIBIT 23.1

                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE






       The Board of Directors of Xscribe Corporation:

       Under date June 3, 1996, except for the last paragraph of
       Note 6, which is as of June 17, 1996, we reported on the consolidated balance sheets of Xscribe Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996, as contained in the 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report of Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

       In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                            /s/ KPMG
       Peat Marwick LLP




       San Diego, California
       June 3, 1996

                                EXHIBIT 23.2

                       INDEPENDENT AUDITORS' CONSENT






       The Board of Directors of Xscribe Corporation:

       We consent to incorporation by reference in the registration statements (No.'s 33-18896 and 33-72122 and 33-61951) on Form
       S-8 of Xscribe Corporation of our report dated June 3, 1996, except for the last paragraph of Note 6, which is as of June 17, 1996, relating to the consolidated balance sheets of Xscribe Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity , and cash flows for each of the years in the three-year period ended March 31, 1996, and the related schedule, which reports appear in the March 31, 1996 Annual Report to Shareholders of Xscribe Corporation and subsidiaries.



                                                            /s/ KPMG
       Peat Marwick LLP



       San Diego, California
       June 25, 1996

                                EXHIBIT 24.1

                               (See Page 21)