Form 10-Q
period 1996-06-30
XSCRIBE CORP /CA/
filed 1996-08-13
CIK 814427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________.

        Commission file number 0-16055



                               XSCRIBE CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)




        California                                             95-3267788
- --------------------------------------------------------------------------------
State or other jurisdiction of incorporation              (IRS Employer
or organization                                           Identification No.)




6285 Nancy Ridge Drive, San Diego, California                92121
- --------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



                                 (619) 457-5091
- --------------------------------------------------------------------------------
          (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ..X..       No .....


At June 30, 1996, 5,715,000 shares of Common Stock of the Registrant were outstanding.

                                      INDEX

                               XSCRIBE CORPORATION



                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)


     Condensed consolidated balance sheets as of
       June 30, 1996 and March 31, 1996                                     1


     Condensed consolidated statements of operations for the
       three months ended June 30, 1996 and 1995                            2


     Condensed consolidated statements of cash flows for the
       three months ended June 30, 1996 and 1995                            3


     Notes to condensed consolidated financial statements                   4


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               5



PART II - OTHER INFORMATION
- ---------------------------

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                    8



SIGNATURES                                                                  9

                               XSCRIBE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1996 AND MARCH 31, 1996


                                             June 30, 1996
                                              (Unaudited)    March 31, 1996
                                             -------------   --------------

CURRENT ASSETS:
     Cash                                    $    171,000    $    219,000
     Accounts receivable, net                   1,851,000       3,098,000
     Inventories                                3,214,000       3,152,000
     Prepaid expenses and other                   219,000         190,000
     Net assets of discontinued operations      1,724,000       1,941,000
                                                ---------       ---------
TOTAL CURRENT ASSETS                            7,179,000       8,600,000

PROPERTY AND EQUIPMENT, NET                     1,596,000       1,594,000
INTANGIBLES AND OTHER ASSETS, NET               3,384,000       3,462,000
                                                ---------       ---------
                                             $ 12,159,000    $ 13,656,000
                                             ============    ============


CURRENT LIABILITIES:
     Accounts payable                        $  1,215,000    $  1,809,000
     Accrued liabilities and other                501,000         509,000
     Customer deposits                            903,000       1,064,000
     Line of credit                               245,000         170,000
     Current portion of notes payable             935,000         391,000
                                                ---------       ---------
TOTAL CURRENT LIABILITIES                       3,799,000       3,943,000

NON-CURRENT LIABILITIES                           524,000       1,148,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock (5,715,000 shares
      outstanding)                             20,093,000      20,093,000
     Accumulated deficit                      (12,329,000)    (11,591,000)
     Other                                         72,000          63,000
                                               ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                      7,836,000       8,565,000
                                               ----------      ----------
                                             $ 12,159,000    $ 13,656,000
                                             ============    ============




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                               XSCRIBE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                         1996           1995
                                                         ----           ----

REVENUES                                             $ 2,388,000    $ 2,694,000

COST OF REVENUES                                       1,714,000      1,895,000
                                                       ---------      ---------
GROSS PROFIT                                             674,000        799,000
                                                       ---------      ---------
OPERATING EXPENSES:
     Selling, general and administrative               1,126,000      1,147,000
     Research and development                            182,000        168,000
                                                       ---------      ---------
TOTAL OPERATING EXPENSES                               1,308,000      1,315,000
                                                       ---------      ---------
OPERATING LOSS                                          (634,000)      (516,000)

OTHER EXPENSE, NET                                       (44,000)       (43,000)
                                                       ---------      ---------
LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                (678,000)      (559,000)

PROVISION FOR INCOME TAXES                                 4,000           --
                                                       ---------      ---------
LOSS FROM CONTINUING OPERATIONS                         (682,000)      (559,000)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS               (56,000)       112,000
                                                       ---------      ---------
NET LOSS                                             $  (738,000)   $  (447,000)
                                                     ===========    ===========

LOSS PER COMMON SHARE:
     CONTINUING OPERATIONS                           $     (0.12)   $     (0.10)
                                                     ===========    ===========
     DISCONTINUED OPERATIONS                         $     (0.01)   $      0.02
                                                     ===========    ===========
     NET LOSS                                        $     (0.13)   $     (0.08)
                                                     ===========    ===========


Weighted average number of common and common stock
     equivalent shares outstanding                     5,715,000      5,754,000
                                                     ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                              XSCRIBE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                        1996           1995
                                                        ----           ----
CASH FLOWS FROM OPERATIONS:
     Loss from continuing operations               $  (682,000)   $  (559,000)
     Adjustments:
       Depreciation and amortization                   306,000        273,000
       Change in assets and liabilities:
          Accounts receivable                        1,247,000        897,000
          Inventories                                  (42,000)      (813,000)
          Prepaid expenses and other                   (30,000)        28,000
          Accounts payable                            (594,000)      (710,000)
          Accrued liabilities and other                 (8,000)        23,000
          Customer deposits                           (161,000)       (52,000)
                                                     ---------      ---------
     Net cash flow provided (used) by
       continuing operations                            36,000       (913,000)
     Net operating cash flows provided by
       discontinued operations                          92,000        496,000
                                                     ---------      ---------
NET CASH PROVIDED (USED) BY OPERATIONS                 128,000       (417,000)
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                             (180,000)      (195,000)
                                                     ---------      ---------
NET CASH (USED) BY INVESTING ACTIVITIES               (180,000)      (195,000)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                             --            6,000
     Proceeds from line of credit, net                  75,000        670,000
     Repayment of notes payable                        (80,000)        (9,000)
                                                     ---------      ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             (5,000)       667,000
                                                     ---------      ---------
EFFECTS OF EXCHANGE RATES ON CASH                        9,000         (6,000)
                                                     ---------      ---------
NET INCREASE (DECREASE) TO CASH                        (48,000)        49,000

CASH - BEGINNING OF PERIOD                             219,000        311,000
                                                     ---------      ---------
CASH - END OF PERIOD                               $   171,000    $   360,000
                                                   ===========    ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      XSCRIBE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1996 AND MARCH 31, 1996
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)
1.    GENERAL
      Basis of Presentation
      ---------------------
     The accompanying unaudited condensed consolidated financial statements reflect the accounts of Xscribe Corporation (the "Company"), together with its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the results of operations and financial position as of the dates and for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1996. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

2.    SUPPLEMENTARY FINANCIAL INFORMATION
      Inventories
      -----------
     As of June 30, 1996, inventories consist of the following:

                  Raw materials and spare parts        $  1,379,000
                  Work in process                           793,000
                  Finished goods                          1,042,000
                                                        -----------
                                                       $  3,214,000
                                                       ============

3.    DIVESTITURE OF XSCRIBE LEGAL SYSTEMS, INC.
     As more fully described in the Company's Form 8-K dated August 13, 1996, on July 31, 1996, the Company sold substantially all of the assets of the business of its wholly owned subsidiary, Xscribe Legal Systems, Inc. ("Legal Systems"), to Stenograph Corporation ("Stenograph") in exchange for $2 million cash paid at closing, a $180,000 note delivered at closing, and the assumption by Stenograph of substantially all of the current liabilities (about $800,000) of Legal Systems (excluding certain contingent liabilities). The discontinued business accounted for 33% and 35% of the Company's revenues for the year ended March 31, 1996 and for the quarter ended June 30, 1996, respectively. Prior period balances have been reclassified to segregate the discontinued operation. As discussed in Liquidity and Capital Resources below, subsequent to June 30, 1996, the Company paid the full outstanding balance of the Company's credit facility (consisting of a term loan and line of credit) with a bank. Accordingly, the full balance of the term loan has been classified as a current liability on the June 30, 1996 balance sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

     Consolidated revenues for the quarter ended June 30, 1996 decreased $306,000 (11%) to $2,388,000 from $2,694,000 in the quarter ended June 30, 1995.
Revenues in the Solutions Segment decreased $122,000 (15%) from $810,000 in the quarter ended June 30, 1995 to $688,000 in the quarter ended June 30, 1996. The decrease was due to the limits on Lexia's ability to sell ICL's Office Power products and the lack of a market for TeamWARE products in the United States. Revenues in the Imaging Segment decreased $184,000 (10%) from $1,884,000 to $1,700,000 in the quarters ended June 30, 1995 and 1996, respectively; this decrease was due to a 43% decrease in computer-output-microfiche (COM) duplicator related sales, offset by a 10% increases in sales of scanner product and services.

     Consolidated gross margin decreased $125,000 (16%) from $799,000 in the quarter ended June 30, 1995 to $674,000 in the quarter ended June 30, 1996. Gross margin in the Solutions Segment decreased $11,000 (5%) from $228,000 in the prior quarter to $217,000 in the current quarter. The decrease in gross margin dollars for the Solutions Segment resulted from the decreased sales volume, offset somewhat by the improvement of gross margin as a percent of sales (28% in the prior quarter compared to 32% in the current quarter). The increase in gross margin as a percent of sales resulted from a change in the mix of groupware sales from lower margin hardware towards higher margin software. Gross margin in the Imaging Segment decreased $114,000 (20%) from $571,000 in the prior quarter to $457,000 in the current quarter. Gross margin as a percent of sales in the Imaging Segment decreased from 30% in the prior quarter to 27% in the current quarter due to sales mix and overhead absorption issues.

     Selling, general and administrative expenses ("SG&A") decreased by $21,000 (2%) from $1,147,000 in the quarter ended June 30, 1995 to $1,126,000 in the quarter ended June 30, 1996. This net decrease consists of a $54,000 increase in SG&A costs at Photomatrix to develop its sales and marketing channels, offset by $75,000 cost reductions in the Solutions Segment and corporate headquarters. As a percent of sales, SG&A increased from 43% in the quarter ended June 30, 1995 to 47% in the quarter ended June 30, 1996, primarily because of the sales decreases described above.

     Product development expenses increased by $14,000 (8%) from $168,000 in the quarter ended June 30, 1995 to $182,000 in the quarter ended June 30, 1996. Product development expenditures that were capitalized because they related to technologically feasible projects were $141,000 in the prior quarter compared to $54,000 in the current quarter. Total product development spending decreased $73,000 from $309,000 in the prior quarter to $236,000 in the current quarter due to the completion of certain scanner-development activities at Photomatrix.

     Other expense, which consists primarily of interest expense, increased $1,000 from $43,000 in the prior quarter to $44,000 in the current quarter. The consistent interest expense figures in the prior and current quarters reflects comparable levels of interest-bearing debt during the respective periods.

     The Company's provision for income taxes increased $4,000 from zero to $4,000 in the prior and current quarters, respectively. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating loss carryforwards, net of valuation allowances.

     The decreased revenues and gross margins and the increased product development expenses described above, offset slightly by the decreased SG&A expenses, resulted in a loss from continuing operations for the quarter ended June 30, 1996 of $682,000 or $0.12 per share. This compares to a loss from continuing operations of $559,000 or $0.10 per share for the quarter ended June 30, 1995. Including the loss from discontinued operations of $56,000 in the quarter ended June 30, 1996 and the income from discontinued operations of $112,000 in the quarter ended June 30, 1995, the net loss increased from $447,000 or $0.08 per share in the prior quarter to $738,000 or $0.13 per share in the current quarter.


                         LIQUIDITY AND CAPITAL RESOURCES

     Following is a discussion of Xscribe's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.


RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended June 30, 1996, the Company's primary sources of liquidity were the reduction of accounts receivable ($1,247,000), proceeds from the Company's line of credit ($75,000), cash flows provided by discontinued operations ($92,000), and cash reserves. Primary uses of cash in the quarter ended June 30, 1996 were to reduce accounts payable ($594,000), reduce customer deposits ($161,000), repay notes payable ($80,000), and for capital expenditures ($180,000). In the quarter ended June 30, 1996, the Company's cash balance decreased $48,000 from $219,000 to $171,000.

     As of June 30, 1996, the Company had a combined credit facility with a bank which consisted of a term loan and a line of credit. Total borrowings under this combined credit facility were limited to the lesser of 1) the balance on the term loan plus $1 million or 2) 80% of eligible accounts receivable (as defined). Outstanding borrowings under this combined credit facility are collateralized by all of the Company's assets.

     As of June 30, 1996, the balance of the term loan was $792,000. Monthly principal payments on this term note were $21,000 and interest accrued at prime plus 1-1/2% per annum. As of June 30, 1996, the outstanding balance of the line of credit was $245,000, which accrued interest at prime plus 1-1/4% per annum. On August 1, 1996, with a portion of the proceeds from the sale of the Company's wholly owned subsidiary, Xscribe Legal System, Inc., the Company paid the full outstanding balances of both the term loan and the line of credit. The combined credit facility, with no provisions for term debt, continues thereafter subject to the renegotiation of financial covenants (to account for the changes that the divestiture will have on the Company's financial position and future prospects).

Primarily because of reductions in accounts receivable balances resulting from the sale of Legal Systems, as of July 31, 1996, total borrowings are limited to approximately $750,000.

     The Company is obligated under a series of notes payable totaling $633,000 as of June 30, 1996. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly.

     The Company's assured sources of future short-term liquidity are its cash balance of $171,000 as of June 30, 1996 and the proceeds from the sale of Legal Systems ($2 million). Substantially all of these proceeds were or will be used to pay the entire balance outstanding under the credit facility with a bank, to pay transaction costs, and to pay past due trade payables outstanding as of July 31, 1996. Thereafter, available liquidity will consist primarily of the $750,000 to be available under the line of credit.

     The Company currently is obligated to pay approximately $40,000 per month in lease payments. Aside from these commitments, the Company has not made any material capital commitments.


ANALYSIS OF LIQUIDITY LEVELS

     The Company expects that the capital expenditures required to maintain and grow its consolidated operations will approximate $800,000 per year for the coming three years. The capital expenditures required in future periods will consist primarily of product development costs needed to maintain products at competitive levels (see Annual Report to Shareholders for the Fiscal Year Ended March 31, 1996). However, the Company may be required to reallocate or increase its capital expenditures due to competitive conditions or other unforeseen circumstances and the Company reserves the right to change its strategy and to reallocate or change the amount of its capital expenditures. Future additional working capital requirements will depend on future growth rates, if any, and will stem from the need to finance increased inventory and accounts receivable levels commensurate with the growth rate. Considering the sale of Legal Systems, the Company believes that it currently has sufficient liquidity to fund its consolidated operating needs for at least the next year, assuming that Xscribe can improve profitability and reduce inventory levels at Photomatrix. Improvements in future profitability and reductions in inventory levels depend on the ability of Photomatrix to complete certain development projects on time, to expand distribution channels, and to increase scanner revenues.



                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

       a.   Exhibits

            Exhibit 27 - Financial Data Schedule

       b.   Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended June 30, 1996. However, pursuant to the sale of the Company's wholly owned subsidiary, Xscribe Legal Systems, Inc., to Stenograph Corporation on July 31, 1996, the Company filed a report on Form 8-K on August 13, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        XSCRIBE CORPORATION



Date:  August 13, 1996                  by /s/ Suren G. Dutia
                                           ------------------------
                                           Suren G. Dutia
                                           President
                                           Chief Executive Officer






Date:  August 13, 1996                  by /s/ Bruce C. Myers
                                           ------------------------
                                           Bruce C. Myers
                                           Chief Financial Officer





Date:  August 13, 1996                  by /s/ Peter B. Harker
                                           ------------------------
                                           Peter B. Harker
                                           Controller
                                           Principal Accounting Officer