Form 10-Q
period 1996-09-30
XSCRIBE CORP /CA/
filed 1996-11-14
CIK 814427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to
               ___________.

               Commission file number 0-16055

                               XSCRIBE CORPORATION

             (Exact name of registrant as specified in its charter)




            California                                95-3267788
--------------------------------------------------------------------------------
State or other jurisdiction                         (IRS Employer
of incorporation or organization)                 Identification No.)




6285 Nancy Ridge Drive, San Diego, California             92121
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)



                              (619) 457-5091
--------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X     No
                        ---        ----


At September 30, 1996, 5,050,000 shares of Common Stock of the Registrant were outstanding.

                          Exhibit Index on Page 20

                                   INDEX

                            XSCRIBE CORPORATION



                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS (UNAUDITED)

        Condensed consolidated balance sheets as of
        September 30, 1996 and March 31, 1996                 1

        Condensed consolidated statements of
        operations for the three months ended
        September 30, 1996 and 1995                           2

        Condensed consolidated statements of
        operations for the six months ended
        September 30, 1996 and 1995                           3

        Condensed consolidated statements of cash
        flows for the six months ended
        September 30, 1996 and 1995                           4

        Notes to condensed consolidated financial             5
        statements

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                     8



PART II - OTHER INFORMATION

ITEM 4:     SUBMISSION OF MATTERS TO VOTE OF SECURITY        15
            HOLDERS

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K                 15


SIGNATURES                                                   17


EXHIBIT INDEX                                                18

                            XSCRIBE CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1996



                                      September 30, 1996
                                          (Unaudited)     March 31, 1996
                                          -----------     --------------

CURRENT ASSETS:
    Cash                                    $    413,000    $    219,000
    Accounts receivable, net                   2,685,000       3,098,000
    Inventories, net                           2,750,000       3,152,000
    Prepaid expenses and other                   220,000         190,000
    Net assets of discontinued operation            --         1,941,000
                                            ------------    ------------
TOTAL CURRENT ASSETS                           6,068,000       8,600,000

PROPERTY AND EQUIPMENT, NET                    1,457,000       1,594,000
INTANGIBLES AND OTHER ASSETS, NET              2,484,000       3,462,000
                                            ------------    ------------
                                            $ 10,009,000    $ 13,656,000
                                            ============    ============


CURRENT LIABILITIES:
    Accounts payable                        $    887,000    $  1,809,000
    Accrued liabilities and other                790,000         509,000
    Customer deposits                            565,000       1,064,000
    Line of credit                               460,000         170,000
    Current portion of notes payable             146,000         391,000
                                            ------------    ------------
TOTAL CURRENT LIABILITIES                      2,848,000       3,943,000

NON-CURRENT LIABILITIES                          476,000       1,148,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock (5,050,000 and 5,715,000
        shares outstanding, respectively)     19,345,000      20,093,000
    Accumulated deficit                      (12,744,000)    (11,591,000)
    Other                                         84,000          63,000
                                            ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                     6,685,000       8,565,000
                                            ------------    ------------
                                            $ 10,009,000    $ 13,656,000
                                            ============    ============


               The accompanying notes are an integral part of these condensed consolidated balance sheets.

                                    -1-
                                Page 3 of 21

                            XSCRIBE CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                   1996           1995
                                              ------------    -----------
REVENUES                                       $ 3,265,000    $ 3,057,000

COST OF REVENUES                                 2,467,000      1,953,000
                                               -----------    -----------
GROSS PROFIT                                       798,000      1,104,000
                                               -----------    -----------

OPERATING EXPENSES:
    Selling, general and administrative          1,137,000      1,220,000
    Research and development                       181,000        163,000
                                               -----------    -----------
TOTAL OPERATING EXPENSES                         1,318,000      1,383,000
                                               -----------    -----------
OPERATING LOSS                                    (520,000)      (279,000)

OTHER EXPENSE, NET                                  (6,000)       (81,000)
                                               -----------    -----------

LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                           (526,000)      (360,000)

PROVISION FOR INCOME TAXES                            --             --
                                               -----------    -----------

LOSS FROM CONTINUING OPERATIONS                   (526,000)      (360,000)

INCOME (LOSS) FROM DISCONTINUED OPERATION          (73,000)       171,000
GAIN ON SALE OF DISCONTINUED OPERATION             184,000           --
                                               -----------    -----------

NET LOSS                                       $  (415,000)   $  (189,000)
                                               ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE:
    CONTINUING OPERATIONS                      $     (0.10)   $     (0.06)
    DISCONTINUED OPERATION                            0.02           0.03
                                               -----------    -----------
    NET LOSS                                   $     (0.08)   $     (0.03)
                                               ===========    ===========


Weighted average number of common and common
    stock equivalent shares outstanding          5,383,000      5,750,000
                                               ===========    ===========

              The accompanying notes are an integral part of
            these condensed consolidated financial statements.

                                    -2-
                                Page 4 of 21

                            XSCRIBE CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                   1996           1995
                                               -----------    ------------

REVENUES                                       $ 5,653,000    $ 5,751,000

COST OF REVENUES                                 4,181,000      3,848,000
                                               -----------    -----------

GROSS PROFIT                                     1,472,000      1,903,000
                                               -----------    -----------

OPERATING EXPENSES:
    Selling, general and administrative          2,263,000      2,367,000
    Research and development                       363,000        331,000
                                               -----------    -----------
TOTAL OPERATING EXPENSES                         2,626,000      2,698,000
                                               -----------    -----------

OPERATING LOSS                                  (1,154,000)      (795,000)

OTHER EXPENSE, NET                                 (50,000)      (124,000)
                                               -----------    -----------

LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                         (1,204,000)      (919,000)

PROVISION FOR INCOME TAXES                           4,000           --
                                               -----------    -----------

LOSS FROM CONTINUING OPERATIONS                 (1,208,000)      (919,000)

INCOME (LOSS) FROM DISCONTINUED OPERATION         (129,000)       283,000
GAIN ON SALE OF DISCONTINUED OPERATION             184,000           --
                                               -----------    -----------

NET LOSS                                       $(1,153,000)   $  (636,000)
                                               ===========    ===========

EARNINGS (LOSS) PER COMMON SHARE:
    CONTINUING OPERATIONS                      $     (0.22)   $     (0.16)
    DISCONTINUED OPERATION                            0.01           0.05
                                               -----------    -----------
    NET LOSS                                   $     (0.21)   $     (0.11)
                                               ===========    ===========


Weighted average number of common and common
    stock equivalent shares outstanding          5,549,000      5,752,000
                                               ===========    ===========

              The accompanying notes are an integral part of
            these condensed consolidated financial statements.

                                    -3-
                                Page 5 of 21

                            XSCRIBE CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                       1996            1995
                                                   -----------     ----------
CASH FLOWS FROM OPERATIONS:
    Loss from continuing operations                $(1,208,000)   $  (919,000)
    Adjustments:
        Depreciation and amortization                  654,000        571,000
        Change in assets and liabilities:
           Accounts receivable                         248,000        362,000
           Inventories                                 402,000       (888,000)
           Prepaid expenses and other                  (30,000)        40,000
           Accounts payable                           (922,000)      (741,000)
           Accrued liabilities and other               460,000         (6,000)
           Customer deposits                          (499,000)        56,000
                                                   -----------    -----------
    Net cash flow provided (used) by continuing
        operations                                    (895,000)    (1,525,000)
    Net operating cash flows provided by
        discontinued operations                        116,000        718,000
    Gain on sale of discontinued operation            (184,000)          --
                                                   -----------    -----------
NET CASH PROVIDED (USED) BY OPERATIONS                (963,000)      (807,000)
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of discontinued operation     2,000,000           --
    Capital expenditures                              (223,000)      (385,000)
                                                   -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                                       1,777,000       (385,000)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of) credit               (564,000)     1,210,000
        facility, net
    Repayment of notes payable                         (72,000)       (76,000)
    Other                                               (5,000)       (34,000)
                                                   -----------    -----------
CASH FLOWS PROVIDED (USED) BY FINANCING
    ACTIVITIES                                        (641,000)     1,100,000
                                                   -----------    -----------

EFFECTS OF EXCHANGE RATES ON CASH                       21,000         29,000
                                                   -----------    -----------

NET INCREASE (DECREASE) TO CASH                        194,000        (63,000)

CASH - BEGINNING OF PERIOD                             219,000        311,000
                                                   -----------    -----------

CASH - END OF PERIOD                               $   413,000    $   248,000
                                                   ===========    ===========

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    -4-
                                Page 6 of 21

                    XSCRIBE CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                AS OF SEPTEMBER 30, 1996 AND MARCH 31, 1996
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

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


2.   SUPPLEMENTARY FINANCIAL INFORMATION

     Inventories
     -----------

     As of September 30, 1996, inventories consist of the following:

     Raw materials and spare parts         $ 1,365,000
     Work in process                           764,000
     Finished goods                            621,000
                                           -----------
                                           $ 2,750,000
                                           ===========

                                    -5-
                                Page 7 of 21

3.   DIVESTITURE OF XSCRIBE LEGAL SYSTEMS, INC.

     As more fully described in the Company's Form 8-K dated July 31, 1996 (filed August 13, 1996), on July 31, 1996, the Company sold substantially all of the assets and the business of its wholly owned subsidiary, Xscribe Legal Systems, Inc. ("Legal Systems"), to Stenograph Corporation ("Stenograph") in exchange for $2 million cash paid at closing, a $180,000 note delivered at closing, and the assumption by Stenograph of substantially all of the current liabilities ($844,000) of Legal Systems (excluding certain contingent liabilities). The contingent liabilities retained by the Company consist primarily of all income, property, sales and employment tax contingencies of Legal Systems, if any, and all products liability contingencies of Legal Systems for product sold prior to July 31, 1996, including the three cases described in Footnote 10 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the Fiscal Year Ended March 31, 1996. The Company also agreed to indemnify Stenograph, subject to certain limitations, upon the occurrence of certain events and with respect to retained contingent liabilities.

     The Company recognized a gain on the sale of Legal Systems of $184,000. The discontinued business accounted for 33% and 29% of the Company's revenues for the year ended March 31, 1996 and for the six months ended September 30, 1996, respectively. Prior period balances have been reclassified to segregate the discontinued operation.


4.   SETTLEMENT OF CERTAIN DISAGREEMENTS WITH ICL, INC.

     On July 31, 1996, the Company and ICL, Inc. signed an agreement to settle certain disagreements relating to ICL's alleged breach of its obligations under the October 1993 purchase, distribution and license agreements and under the cooperative marketing agreement for TeamWARE that became effective November 1, 1995. Under the terms of the settlement, the cooperative marketing agreement was terminated effective March 31, 1996, the exclusive distribution and licensing agreement for OfficePower and TeamWARE in the United States and Canada were restructured as a non-exclusive reseller agreement (with sales limited to end users), and the strategic alliance between ICL and Lexia was terminated. In exchange for the restructuring of the agreement, ICL returned to Xscribe for cancellation 666,666 shares of Xscribe common


                                 -6-
                             Page 8 of 21
     stock owned by ICL, which were valued at $748,000, and Xscribe wrote off all intangible assets of Lexia. The Company also released ICL from certain prior claims which gave rise to the disagreements referred to above. This transaction resulted in no financial-accounting gain or loss to the Company.



                                 -7-
                             Page 9 of 21

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.


                         Results of Operations

Three months ended September 30, 1996 compared to the three
months ended September 30, 1995
-----------------------------------------------------------

Consolidated revenues for the quarter ended September 30, 1996 increased $208,000 (7%) to $3,265,000 from $3,057,000 in the quarter ended September 30, 1995. Revenues from groupware products and services decreased $143,000 (21%) from $688,000 in the quarter ended September 30, 1995 to $545,000 in the quarter ended September 30, 1996. This decrease was due to the limits on Lexia's ability to sell ICL's Office Power products and the lack of a market for TeamWARE products in the United States. Revenues from imaging products and services increased $351,000 (15%) from $2,369,000 to $2,720,000 in the quarters ended September 30, 1995 and 1996, respectively. This increase was due to a 32% increase ($576,000) in revenues from scanner products and services, offset partially by a 38% decrease ($224,000) in service revenues from older product lines.

Consolidated gross margin decreased $306,000 (28%) from $1,104,000 in the quarter ended September 30, 1995 to $798,000 in the quarter ended September 30, 1996. Gross margin as a percent of revenues decreased from 36% to 24%. This decrease resulted primarily from the change in mix of scanner sales from direct (end-user) sales to indirect (distribution) sales, from the change in mix of sales from higher margin software (e.g., groupware and scanner software) to lower margin hardware, and from a $120,000 write-off of an impaired asset in the quarter ended September 30, 1996.

Selling, general and administrative expenses ("SG&A") decreased
$83,000 (7%) from $1,220,000 in the quarter ended September 30, 1995 to $1,137,000 in the quarter ended September 30, 1996. This net decrease consists primarily of $77,000 cost reductions at Lexia and at corporate headquarters. As a percent of sales, SG&A decreased from 40% in the quarter ended September 30, 1995 to 35% in the quarter

                                 -8-
                             Page 10 of 21
ended September 30, 1996, due to the revenue increases and cost reductions described above.

Product development expenses increased by $18,000 (11%) from $163,000 in the quarter ended September 30, 1995 to $181,000 in the quarter ended September 30, 1996. Product development expenditures that were capitalized because they related to technologically feasible projects were $89,000 in the prior quarter compared to $25,000 in the current quarter. Total product development spending decreased $46,000 from $252,000 in the prior quarter to $206,000 in the current quarter due primarily to the completion of certain scanner development activities at Photomatrix.

Other expense, which consists primarily of interest expense, decreased $75,000 from $81,000 in the prior quarter to $6,000 in the current quarter. The reduction of interest expense reflects the significant reduction of interest-bearing debt during the respective periods.

The Company recorded no provision for income taxes in the prior and current quarters, respectively. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating loss carryforwards, net of valuation allowances.

The decrease in gross margin and the increase in product development expenses, offset somewhat by the decrease in SG&A expense, resulted in a loss from continuing operations for the quarter ended September 30, 1996 of $526,000 or $0.10 per share. This compares to a loss from continuing operations of $360,000 or $0.06 per share for the quarter ended September 30, 1995. Including the effects of a discontinued operation, the net loss increased from $189,000 or $0.03 per share in the prior quarter to $415,000 or $0.08 per share in the current quarter.

Six months ended September 30, 1996 compared to the six months ended September 30, 1995
--------------------------------------------------------------

Consolidated revenues for the six months ended September 30, 1996 decreased $98,000 (2%) to $5,653,000 from $5,752,000 in the six months ended September 30, 1995. Revenues from groupware products and services decreased $265,000 (18%) from $1,498,000 in the six months ended September 30, 1995 to $1,233,000 in the six months ended September 30, 1996. This decrease was due to the limits on Lexia's ability to sell ICL's Office Power products and the lack of a market for TeamWARE products in the United States. Revenues from imaging products and services increased $167,000 (4%) from $4,253,000 to

                                 -9-
                             Page 11 of 21

$4,420,000 in the six months ended September 30, 1995 and 1996, respectively. This increase was due to a 23% increase ($693,000) in revenues from scanner product and services partially offset by a 41% decrease ($525,000) in service revenues from older product lines.

Consolidated gross margin decreased $431,000 (23%) from $1,903,000 in the six months ended September 30, 1995 to $1,472,000 in the six months ended September 30, 1996. Gross margin as a percent of revenues decreased from 33% to 26%. This decrease resulted primarily from the change in mix of scanner sales from direct (end-user) sales to indirect (distribution) sales, and from the change in mix of sales from higher margin software (e.g., groupware and scanner software) to lower margin hardware.

Selling, general and administrative expenses ("SG&A") decreased by $104,000 (4%) from $2,367,000 in the six months ended September 30, 1995 to $2,263,000 in the six months ended September 30, 1996. This net decrease consists of a $59,000 increase in SG&A costs at Photomatrix to develop its sales and marketing channels, offset by $163,000 of cost reductions at Lexia and at corporate headquarters. As a percent of sales, SG&A decreased from 41% in the six months ended September 30, 1995 to 40% in the six months ended September 30, 1996, primarily because of the overall cost reduction efforts describe above.

Product development expenses increased by $32,000 (10%) from $331,000 in the six months ended September 30, 1995 to $363,000 in the six months ended September 30, 1996. Product development expenditures that were capitalized because they related to technologically feasible projects were $230,000 in the prior period compared to $65,000 in the current period. Total product development spending decreased $133,000 from $561,000 in the prior period to $428,000 in the current period due primarily to the completion of certain scanner development activities at Photomatrix.

Other expense, which consists primarily of interest expense, decreased $74,000 from $124,000 in the prior period to $50,000 in the current period. The reduction of interest expense reflects the significant reduction of interest-bearing debt during the respective periods.

The Company's provision for income taxes increased $4,000 from zero to $4,000 in the prior and current periods, respectively. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating loss carryforwards, net of valuation allowances.

                                 -10-
                             Page 12 of 21

The decreased in gross margin and the increased product development expenses described above, offset somewhat by the decreased SG&A expenses, resulted in a loss from continuing operations for the six months ended September 30, 1996 of $1,208,000 or $0.22 per share. This compares to a loss from continuing operations of $919,000 or $0.16 per share for the six months ended September 30, 1995. Including the effects of a discontinued operation, the net loss increased from $636,000 or $0.11 per share in the prior period to $1,153,000 or $0.21 per share in the current period.


                                 -11-
                             Page 13 of 21

                    Liquidity and Capital Resources

Following is a discussion of Xscribe's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.

Recent and Future Sources of and Demands on Liquidity and
Capital Resources
---------------------------------------------------------

During the six months ended September 30, 1996, the Company's primary sources of liquidity were the proceeds from the sale of discontinued operation ($2,000,000), reduction of accounts receivable ($248,000), reduction of inventories ($402,000), increase in accrued liabilities ($460,000), cash flows provided by discontinued operation ($116,000), and cash reserves. Primary uses of cash in the six months ended September 30, 1996 were to reduce accounts payable ($922,000), pay down the credit facility ($564,000), reduce customer deposits ($499,000), reduce notes payable ($72,000), and for capital expenditures ($223,000). In the six months ended September 30, 1996, the Company's cash balance increased $194,000 from $219,000 to $413,000.

Through August 1, 1996, the Company had a combined credit facility with a bank which consisted of a term loan and a line of credit. On August 1, 1996, with a portion of the proceeds from the sale of assets of the Company's wholly owned subsidiary, Xscribe Legal Systems, Inc., the Company paid the full outstanding balance of the term loan and the term loan expired. The $1 million line of credit continues thereafter. The Company is required to maintain certain financial balances and ratios, the most restrictive of which is the maintenance of tangible net worth of at least $3,980,000. Borrowings under the line are limited to 80% of eligible receivables (as defined), interest accrues at prime plus 1-1/4%, and borrowings are collateralized by all of the Company's assets. As of September 30, 1996, the balance of the line of credit was $460,000, and borrowings on the line of credit were limited to $1,000,000.

The Company is obligated under a series of notes payable totaling
$599,000 as of September 30, 1996. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly.

The Company's assured sources of future short-term liquidity are its cash balance of $413,000 as of September 30, 1996 and the unused portion of its line of credit ($540,000 as of September 30, 1996).


                                 -12-
                             Page 14 of 21

The Company currently is obligated to pay approximately $40,000 per month in lease payments. Aside from these commitments, the Company has not made any material capital commitments.


                       Trends and Uncertainties

Cost Reduction Efforts
----------------------

In order to reduce operating losses, management plans to reduce operating costs on a consolidated basis by an aggregate of $800,000 annually, which management expects to implement by March 31, 1997. The majority of the $800,000 cost reductions will be realized through headcount reductions (the majority of which had been completed by October 1996) and the consolidation of the operations and employees of Photomatrix and corporate headquarters into a single facility. At current revenue levels, these cost reductions will not, in and of themselves, return the Company to profitability. The Company is focused on building Photomatrix's indirect channels of distribution and increasing its revenues in order to return the Company to profitable operations.

The information relating to the Company's planned cost reductions, including the amount of the annual reductions, the timing of the reductions and the expected sources of cost reductions, and the Company's focus on sales growth at Photomatrix are forward-looking statements that involve risks and uncertainties, including a risk that the Company may not be able to achieve the desired level of cost reductions or that the cost reductions may have adverse consequences to the Company. More information on factors which could affect the Company's financial results is included in the Company's Annual Report to Shareholders for the Fiscal Year Ended March 31, 1996.

Foreign Sales
-------------

Foreign sales increased $776,000 (92%) from $845,000 to $1,621,000 in the six months ended September 30, 1995 and 1996, respectively. This significant increase in foreign sales in the current period is due to progress in the development of distribution channels in foreign markets. Foreign sales comprised 15% and 29% of total consolidated revenues in the prior and current periods, respectively. Management believes foreign sales will comprise a comparatively larger proportion of consolidated revenues in the current fiscal year than in the past.


                                 -13-
                             Page 15 of 21

Lexia Systems, Inc.
-------------------

As more fully described in the Annual Report to Shareholders for the Fiscal Year Ended March 31, 1996, Lexia is heavily dependent on ICL and Fujitsu for future revenue increases. Furthermore, in recent periods, Lexia's operating results have turned from profits to losses. There can be no assurance that Lexia will return to profitability, and Xscribe may be forced to liquidate or otherwise dispose of its remaining investment in Lexia.

Line of Credit Covenants
------------------------

The Company's line of credit requires that the Company maintain tangible net worth of $3,980,000 compared to actual tangible net worth of $4,361,000 as of September 30, 1996. If losses continue at current levels, and even after considering planned cost reductions, the Company could default on this convenant in the near future. If such a default occurs, the Bank could terminate the line and demand immediate payment in full of all outstanding borrowings. There can be no assurance that the Company would be able to maintain adequate financing in the event of continuing losses.









                                 -14-
                             Page 16 of 21

                      PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders
        -------------------------------------------------

     On August 5, 1996, at the Annual Meeting of Shareholders, Suren
     G. Dutia, Donald R. Miller, Jr., Patrick W. Moore, Jukka V. Norokorpi, Ira H. Sharp, John F. Staley, and Evan A. Wyly were elected to the Board of Directors. The tabulation for all nominees was as follows:

                                                                    Votes
        Nominee                               Votes For           Withheld
        -------                               ---------           --------

        Suren G. Dutia                        3,696,382             68,017
        Donald R. Miller, Jr.                 3,689,580             74,909
        Patrick W. Moore                      3,690,142             74,347
        Jukka V. Norokorpi                    3,689,467             75,022
        Ira H. Sharp                          3,690,083             74,406
        John F. Staley                        3,696,772             67,767
        Evan A.Wyly                           3,696,550             67,938


     Jukka V. Norokorpi resigned from the Board of Directors on August 20, 1996 following the settlement with ICL. On October 7, 1996, Evan A. Wyly and Donald R. Miller, Jr. also resigned from the Board of Directors. Following these resignations, the Board of Directors reduced the size of the Board to five members. Currently, there is one vacancy on the Board.

     Also at the Annual Meeting of Shareholders, the shareholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditor for the fiscal year ending March 31, 1997. The following is the vote tabulation for this matter:

                                                          Votes     Abstained/
        Matter                        Votes For          Against      Withheld
        ------                        ---------          -------      --------

        Ratification of KPMG
        Peat Marwick LLP              3,714,460          30,510        19,518



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

             Exhibit 27 - Financial Data Schedule


                                 -15-
                             Page 17 of 21

         b.  Reports on Form 8-K
             -------------------

     The Company filed a Current Report on Form 8-K dated July 31,
     1996 to report the sale of assets of the Company's wholly owned subsidiary, Xscribe Legal Systems, Inc., to Stenograph Corporation on July 31, 1996.


                                 -16-
                             Page 18 of 21

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              XSCRIBE CORPORATION



Date:  November 13, 1996                      by  /s/ Suren G. Dutia
                                                 -------------------

                                              Suren G. Dutia
                                              President
                                              Chief Executive Officer



Date:  November 13, 1996                      by  /s/ Bruce C. Myers
                                                 -------------------

                                              Bruce C. Myers
                                              Chief Financial Officer



Date:  November 13, 1996                      by  /s/ Peter B. Harker
                                                 --------------------

                                              Peter B. Harker
                                              Controller
                                              Principal Accounting Officer



                                 -17-
                             Page 19 of 21

                             EXHIBIT INDEX


Exhibit
  No.          Description                                Page
-----------------------------------------------------------------


   27          Financial Data Schedule                     21




                                 -18-
                             Page 20 of 21