Form 10-Q
period 1996-12-31
PHOTOMATRIX INC
filed 1997-02-14
CIK 814427

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _______________

         Commission file number 0-16055


                                PHOTOMATRIX, INC.

             (Exact name of registrant as specified in its charter)


        California                                            95-3267788
-----------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)


11065 Sorrento Valley Court, San Diego, California               92121
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


                                 (619) 625-4400
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes     X                 No
                                          ------                 ------

At December 31, 1996, 5,050,000 shares of Common Stock of the Registrant were outstanding.



                           Exhibit Index on Page 18

                                      INDEX

                                PHOTOMATRIX, INC.


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED)

Condensed consolidated balance sheets as of
     December 31, 1996 and March 31, 1996                                  3

Condensed consolidated statements of operations for the
     three months ended December 31, 1996 and 1995                         4

Condensed consolidated statements of operations for the
     nine months ended December 31, 1996 and 1995                          5

Condensed consolidated statements of cash flows for the
     nine months ended December 31, 1996 and 1995                          6

Notes to condensed consolidated financial statements                       7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               9


PART II - OTHER INFORMATION                                                16


ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 16

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                  16


SIGNATURES                                                                 17

                                PHOTOMATRIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1996 AND MARCH 31, 1996


                                     December 31, 1996
                                        (Unaudited)           March 31, 1996
                                     -----------------        --------------

CURRENT ASSETS:
     Cash                               $    940,000                255,000
     Accounts receivable, net              1,932,000              1,904,000
     Inventories, Net                      2,424,000              3,093,000
     Prepaid expenses and other              223,000                168,000
     Net assets of discontinued
          operation                                -              3,070,000
                                        ------------              ---------
TOTAL CURRENT ASSETS                       5,519,000              8,490,000

PROPERTY AND EQUIPMENT, NET                1,302,000              1,479,000
INTANGIBLES AND OTHER ASSETS, NET          2,423,000              2,610,000
                                        ------------          -------------
                                        $  9,244,000          $  12,579,000
                                        ============          =============

CURRENT LIABILITIES:
     Accounts payable                   $    559,000          $   1,145,000
     Accrued liabilities and other           658,000                324,000
     Customer deposits                       729,000                836,000
     Line of credit                                -                170,000
     Current portion of notes payable        149,000                391,000
     Net liabilities of
          discontinued operation             111,000                      -
                                        ------------           ------------
TOTAL CURRENT LIABILITIES                  2,206,000              2,866,000

NON-CURRENT LIABILITIES                      450,000              1,148,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Common stock (5,050,000 and
       5,715,000 shares outstanding
       respectively)                      19,345,000             20,093,000
     Accumulated deficit                 (12,943,000)           (11,591,000)
     Other                                   186,000                 63,000
                                        ------------           ------------
TOTAL SHAREHOLDERS' EQUITY                 6,588,000              8,565,000
                                        ------------           ------------
                                           9,244,000             12,579,000
                                        ============           ============

         The accompanying notes are an integral part of these condensed consolidated balance sheets

                                PHOTOMATRIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                               1996                 1995
                                            ---------            ----------

REVENUES                                    2,451,000             2,744,000

COST OF REVENUES                            1,785,000             1,576,000

                                            ---------             ---------
GROSS PROFIT                                  666,000             1,168,000

OPERATING EXPENSES:
  Selling, general and administrative         904,000               922,000
  Research and development                    199,000                94,000
                                            ---------            ----------
TOTAL OPERATING EXPENSES                    1,103,000             1,016,000
                                            ---------            ----------
OPERATING INCOME (LOSS)                      (437,000)              152,000

OTHER INCOME (EXPENSE), NET                   241,000               (56,000)
                                            ---------            ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                     (196,000)               96,000

PROVISION FOR INCOME TAXES                          -                 1,000
                                             --------            ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS     (196,000)               95,000

LOSS FROM DISCONTINUED OPERATIONS              (3,000)             (183,000)
GAIN ON SALE OF DISCONTINUED OPERATION              -                     -
                                             ---------           ----------
NET LOSS                                     (199,000)              (88,000)
                                             =========           ==========

EARNINGS (LOSS) PER COMMON SHARE:
     CONTINUING OPERATIONS                       (0.04)                0.02
                                             =========           ==========
     DISCONTINUED OPERATIONS                     (0.00)               (0.03)
                                             =========           ==========
     NET LOSS                                    (0.04)               (0.02)
                                             =========           ==========

Weighted average number of common and
     common stock equivalent shares
     outstanding                             5,050,000            5,742,000
                                             =========           ==========
         The accompanying notes are an integral part of these condensed consolidated financial statements

                                PHOTOMATRIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                               1996                 1995
                                          -----------            ----------

REVENUES                                    6,871,000             6,996,000

COST OF REVENUES                            5,107,000             4,378,000

                                          -----------             ---------
GROSS PROFIT                                1,764,000             2,618,000

OPERATING EXPENSES:
  Selling, general and administrative       2,685,000             2,669,000
  Research and development                    562,000               360,000
                                          -----------            ----------
TOTAL OPERATING EXPENSES                    3,247,000             3,029,000
                                          -----------            ----------
OPERATING LOSS                             (1,483,000)             (411,000)

OTHER INCOME (EXPENSE), NET                   193,000              (178,000)
                                          -----------            ----------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                   (1,290,000)             (589,000)

PROVISION FOR INCOME TAXES                          -                 1,000
                                          -----------            ----------
LOSS FROM CONTINUING OPERATIONS            (1,290,000)             (590,000)

LOSS FROM DISCONTINUED OPERATIONS            (246,000)             (134,000)
GAIN ON SALE OF DISCONTINUED OPERATION        184,000                     -
                                          -----------            ----------
NET LOSS                                   (1,352,000)             (724,000)
                                          ===========            ==========

EARNINGS (LOSS) PER COMMON SHARE:
     CONTINUING OPERATIONS                      (0.24)                (0.10)
                                          ===========            ==========
     DISCONTINUED OPERATIONS                    (0.01)                (0.02)
                                          ===========            ==========
     NET LOSS                                   (0.25)                (0.13)
                                          ===========            ==========

Weighted average number of common and
     common stock equivalent shares
     outstanding                            5,383,000             5,748,000
                                          ===========            ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                                PHOTOMATRIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                  1996               1995
                                             ------------        ------------
CASH FLOWS FROM OPERATIONS:
     Loss from continuing operations         $ (1,290,000)           (590,000)
     Adjustments:
          Depreciation and amortization           716,000             533,000
          Change in assets and liabilities:
               Accounts receivable                (28,000)           (166,000)
               Inventories                        669,000          (1,004,000)
               Prepaid expenses and other         (55,000)            (36,000)
               Accounts payable                  (586,000)            330,000
               Accrued liabiities and other       334,000              57,000
                  Customer deposits              (107,000)            506,000
                                             ------------        ------------
     Net cash flow used by continuing
          operations                             (347,000)           (370,000)
     Net operating cash flows provided by
          discontinued operations                 447,000             853,000
     Gain on sale of discontinued operation      (184,000)                  -
                                             ------------        ------------
NET CASH PROVIDED (USED) BY OPERATIONS            (84,000)            483,000
                                             ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of discontinued
          operation                             2,000,000                   -
     Capital expenditures                        (237,000)           (524,000)
                                             ------------        ------------

NET CASH PROVIDED (USED) BY INVESTING
     ACTIVITIES                                 1,763,000            (524,000)
                                             ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayment of) credit
          facility, net                        (1,024,000)            500,000
     Repayment of notes payable                   (93,000)           (171,000)
     Other                                              -             (34,000)
                                             ------------        ------------
CASH FLOWS PROVIDED (USED) BY
     FINANCING ACTIVITIES                      (1,117,000)           (295,000)
                                             ------------        ------------
EFFECTS OF EXCHANGE RATES ON CASH                 123,000              24,000
                                             ------------        ------------
NET INCREASE TO CASH                              685,000             278,000

CASH - BEGINNING OF PERIOD                        255,000             188,000
                                             ------------        ------------
CASH - END OF PERIOD                              940,000             466,000
                                             ============        ============
         The accompanying notes are an integral part of these condensed consolidated financial statements

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 1996 AND MARCH 31, 1996
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                   (Unaudited)
1.   GENERAL

     Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements reflect the accounts of Photomatrix, Inc. (the "Company"), together with its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

     Certain prior-year amounts have been reclassified to conform to current-year presentation.


2.   SUPPLEMENTARY FINANCIAL INFORMATION

     Inventories
     -----------

     As of December 31, 1996, inventories consist of the following:

           Raw materials and spare parts                $    1,154,000
           Work in process                                     589,000
           Finished goods                                      681,000
                                                        --------------
                                                        $    2,424,000

3.   DISCONTINUATION OF LEXIA SYSTEMS, INC.


     In December 1996, the Board of Directors of the Company approved a plan to discontinue the operations of Lexia Systems, Inc. ("Lexia"). In recent periods, Lexia's operating results have turned from profits to losses, and management believes these operational reverses to be permanent in nature. Management has not yet determined the exact method of discontinuation for Lexia (whether by sale, liquidation or other means), although management is currently investigating all available options. Lexia's operational results have been reclassified as a discontinued operation for the respective three and nine months ending December 31, 1996 and 1995. Lexia's balance sheets have similarly been reclassified as net assets (liabilities) of discontinued operations as of December 31, 1996 and March 31, 1996.

4.   CHANGE IN NAME OF THE COMPANY TO PHOTOMATRIX, INC.

     On October 21, 1996, at a Special Meeting of Shareholders, the shareholders approved the change in name of the Company from Xscribe Corporation to Photomatrix, Inc. The Company's common stock is traded in NASDAQ Stock Market Small Cap Tier under the symbol PHRX. Refer to
     Part II for a vote tabulation regarding this matter.

     The Company changed its name to Photomatrix, Inc. because the former name, Xscribe Corporation, has historically been associated primarily with its court-reporting business, which the Company sold in July 1996. The change in name to Photomatrix, Inc. enables the Company to better differentiate its remaining business activities from its former court-reporting business and to take advantage of the goodwill associated with the Photomatrix line of image capture products. Furthermore, the Company believes its imaging business offers the Company with its best known opportunity for future growth and that this imaging business represents the Company's core business.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.

                              Results of Operations
                              ---------------------

Three months ended December 31, 1996 compared to the three months ended December 31, 1995

Consolidated revenues for the quarter ended December 31, 1996 decreased $293,000 (11%) to $2,451,000 from $2,744,000 in the quarter ended December 31, 1995. This decrease was due to an 11% decrease ($254,000) in revenues from scanner products and services in the quarter ended December 31, 1996 relative to the comparable quarter in the prior year and a 9% decrease ($39,000) in product and service revenues from older product lines.

Consolidated gross margin decreased $502,000 (43%) from $1,168,000 in the quarter ended December 31, 1995 to $666,000 in the quarter ended December 31, 1996. Gross margin as a percent of revenues decreased from 43% to 27% primarily from the change in mix of scanner sales from direct (end-user) sales to indirect (distribution) sales.

Selling, general and administrative expenses ("SG&A") decreased $18,000 (2%) from $922,000 in the quarter ended December 31, 1995 to $904,000 in the quarter ended December 31, 1996. This net decrease consists of $53,000 of cost reductions at corporate headquarters offset by a $35,000 increase of expenses to further develop the Company's distribution channels. As a percent of sales, SG&A increased from 34% in the quarter ended December 31, 1995 to 37% in the quarter ended December 31, 1996 due primarily to the revenue decreases described above.

Product development expenses increased by $105,000 (112%) from $94,000 in the quarter ended December 31, 1995 to $199,000 in the quarter ended December 31, 1996. Product development expenditures that were capitalized because they related to technologically feasible projects were $78,000 in the prior quarter compared to $12,000 in the current quarter. Total product development spending increased $39,000 from $172,000 in the prior quarter to $211,000 in the current quarter due primarily to an increased level of certain scanner-development activities.

In the current quarter, other income (expense) consists of $9,000 of interest expense offset by a $250,000 one-time payment from Kodak to settle a shortfall of guaranteed-purchase commitments for spares shipments in calendar 1996. In the prior quarter, other income (expense) from the prior-year's quarter consists primarily of interest expense. The $297,000 change in other income (expense) reflects the significant reduction of interest-bearing debt during the respective periods and the one-time settlement payment from Kodak.

The Company recorded a provision for income taxes in the prior and current quarters of zero and $1,000, respectively. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating loss carryforwards, net of valuation allowances.

The decrease in gross margin and the increase in product development expenses, offset somewhat by the decrease in SG&A expense, resulted in a loss from continuing operations for the quarter ended December 31, 1996 of $196,000 or $0.04 per share. This compares to income from continuing operations of $95,000 or $0.02 per share for the quarter ended December 31, 1995. Including the effects of discontinued operations, the net loss increased from $88,000 or $0.02 per share in the prior quarter to $199,000 or $0.04 per share in the current quarter.

Nine months ended December 31, 1996 compared to the nine months ended December 31, 1995

Consolidated revenues for the nine months ended December 31, 1996 decreased $125,000 (2%) to $6,871,000 from $6,996,000 in the nine months ended
December 31, 1995. This decrease was due to a 33% decrease ($563,000) in service revenues from older product lines partially offset by an 8% increase ($438,000) in revenues from scanner products and services.

Consolidated gross margin decreased $854,000 (33%) from $2,618,000 in the nine months ended December 31, 1995 to $1,764,000 in the nine months ended
December 31, 1996. Gross margin as a percent of revenues decreased from 37% to 26%. This decrease resulted primarily from the change in mix of scanner sales from direct (end-user) sales to indirect (distribution) sales.

Selling, general and administrative expenses ("SG&A") increased by $16,000 (1%) from $2,669,000 in the nine months ended December 31, 1995 to $2,685,000 in the nine months ended December 31, 1996. This net increase consists of costs to develop the Company's sales and marketing channels and costs to sever personnel pursuant to the Company's cost-reduction efforts. As a percent of sales, SG&A increased from 38% in the nine months ended December 31, 1995 to 39% in the nine months ended December 31, 1996, primarily because of the decrease in revenue as described above.

Product development expenses increased by $202,000 (56%) from $360,000 in the nine months ended December 31, 1995 to $562,000 in the nine months ended December 31, 1996. Product development expenditures that were capitalized because they related to technologically feasible projects were $240,000 in the prior period compared to $74,000 in the current period. Total product development spending increased $36,000 from $600,000 in the prior period to $636,000 in the current period due primarily to the nature of certain scanner development activities and the extent to which they could be capitalized.

In the current period, other income (expense) consists of $57,000 of interest expense offset by a $250,000 one-time payment from Kodak to settle a shortfall of guaranteed-purchase commitments for spares shipments in calendar 1996. In the prior period, other income (expense) consists primarily of interest expense. The $371,000 change in other income (expense) reflects the significant reduction of interest-bearing debt during the respective periods and the one-time settlement payment from Kodak.

The Company's provision for income taxes in the prior and current periods were zero and $1,000, respectively. These amounts are substantially less than the provision calculated using the statutory rates because of the effects of net operating loss carryforwards, net of valuation allowances.

The decrease in gross margin and the increased SG&A and product development expenses described above resulted in a loss from continuing operations for the nine months ended December 31, 1996 of $1,290,000 or $0.24 per share. This compares to a loss from continuing operations of $590,000 or $0.10 per share for the nine months ended December 31, 1995. Including the effects of discontinued operations, the net loss increased to $1,352,000 or $0.25 per share in the current period from $724,000 or $0.13 per share in the prior period.

                         Liquidity and Capital Resources
                         -------------------------------

Following is a discussion of the Company's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.

Recent and Future Sources of and Demands on Liquidity and Capital Resources
---------------------------------------------------------------------------

During the nine months ended December 31, 1996, the Company's primary sources of liquidity were the proceeds from the sale of a discontinued operation ($2,000,000), reduction of inventories ($669,000), increase in accrued liabilities ($334,000), cash flows provided by discontinued operations ($447,000), and cash reserves. Primary uses of cash in the nine months ended December 31, 1996 were to pay down the credit facility ($1,024,000), reduce accounts payable ($586,000), reduce prepaid expenses and other ($55,000), reduce customer deposits ($107,000), reduce notes payable ($93,000), and for capital expenditures ($237,000). In the nine months ended December 31, 1996, the Company's cash balance increased $685,000 from $255,000 to $940,000.

The Company has a $1 million line of credit with a bank. The Company is required to maintain certain financial balances and ratios, the most restrictive of which is the maintenance of tangible net worth of at least $3,980,000. Borrowings under the line are limited to 80% of eligible receivables (as defined) interest accrues at prime plus 1-1/4%, and borrowings are collateralized by all of the Company's assets. As of December 31, 1996, the balance of the line of credit was zero and borrowings on the line of credit were limited to $963,000.

The Company is obligated under a series of notes payable totaling $575,000 as of December 31, 1996. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly.

The Company's assured source of future short-term liquidity is its cash balance of $940,000.

The Company currently is obligated to pay approximately $29,000 per month in lease payments. Expenses associated with the relocation of the Culver City facility to San Diego will total approximately $150,000. Aside from these commitments, the Company has not made any material capital commitments.

                            Trends and Uncertainties
                            ------------------------
Cost Reduction Efforts
----------------------

In order to reduce operating losses, management plans to reduce operating costs on a consolidated basis by an aggregate of $800,000 annually (including continuing and discontinued operations), which management expects to implement by March 31, 1997. The majority of the $800,000 cost reductions will be realized through headcount reductions (the majority of which were completed by October
1996) and the consolidation of the operations and employees at the Photomatrix facility in Culver City, California and corporate headquarters in San Diego, California into a single facility located in San Diego, California. At current revenue levels, these cost reductions will not, in and of themselves, return the Company to profitability. The Company is focused on building indirect channels of distribution and increasing its revenues in order to return the Company to profitable operations.

Relocation of Culver City Operation to San Diego
------------------------------------------------

By March 31, 1997, the Company expects to have fully completed its relocation of the Culver City facility to San Diego. Although management has attempted to retain all assembly, test and other employees involved in the manufacturing operations of the Company, most of the current employees in the Culver City facility will not be relocating to San Diego. The Company has, however, hired certain replacement employees to train along side existing Photomatrix operations personnel prior to the relocation. Following the relocation, it is possible that inefficiencies and disruptions could negatively impact the ability of the Company to maintain the historical level of quality and manufacturing throughput until new employees have progressed through their respective learning curves. Additionally, impaired production levels could reduce the ability of the Company to meet sales-volume requirements.

Required Revenue Increases and Competitive Environment
------------------------------------------------------

Management projects sales revenues from its scanner product lines will need to increase approximately 50% in the next fiscal year (i.e., the year ended
March 31, 1998) relative to the current year in order for the Company to return to profitability. This 50% revenue increase of scanner product lines is needed to offset an estimated 30% service-revenue decrease from discontinued product lines in the next fiscal year which were providing working capital to Photomatrix. In order to achieve this revenue growth, management expects that Photomatrix will have to increase by 60% scanner-product unit sales and introduce moderate price increases. Pursuant to discussions with industry consultants, management estimates that the segment of the imaging industry in which the Company competes will grow approximately 30% during the next fiscal ear. There can be no assurance the sales of the Company's scanner product lines will meet or surpass that of the relevant industry segment.

The Company competes primarily in the high-end of the imaging marketplace. The Company believes the critical success factors within this market segment include engineering quality, price reasonableness, distribution channels, production volume, name recognition, and access to a strong financial-capital base. The Company expects the majority of its future revenues to come from the sale of its line of high-performance document scanners. The Company's primary competitors in the high-performance document-scanner marketplace include Kodak and BancTec, both of which have access to a substantially greater financial-capital base than the Company. In addition, the Company estimates that Kodak has the leading market share in this market segment, and Kodak has substantially broader name recognition and greater sales and marketing resources than the Company. There can be no assurance that Photomatrix, Inc. will be able to overcome competitive forces and reactions to increase revenues necessary to return to profitability.

The Company's ability to increase its revenues is partially dependent upon successfully using existing OEM relationships and upon expanding its indirect channels of distribution. The Company's ability to expand these distribution channels is in part dependent upon its marketing and research and development expenditures. The Company's liquidity constraints may adversely impact these expenditures.

Further, Bell & Howell, with whom the Company has an OEM relationship to sell the Company's document scanners, has recently introduced a document scanner with similar speed and features to that of many of the scanners sold via this OEM channel in the current fiscal year. Although the Company believes it will be able to enhance its scanner technology to stay ahead of some of its competitors' products, there can be no assurance that Bell & Howell or another competitor will not introduce products into the Company's future market niche that will be of equal or superior performance.

The Company has not yet achieved a critical-mass level of revenue to reach a financial break-even point. Assuming that the Company's sales forecasts can be achieved, cash flow forecasts suggest that the Company's existing line of credit will be adequate to finance the Company's growth in the year ended March 31, 1998 ("FY 1998"). However, there can be no assurance that the

Company will be successful in either increasing revenue volumes during FY 1998 to reach break-even levels of sales or in generating sufficient cash flow therefrom to satisfy cash and working capital requirements during this turn-around time period. Furthermore, as discussed below, if the Company cannot increase revenue levels sufficiently to return to profitability, the Company could default on its bank covenants in the near future and lose its line of credit.

Forward-Looking Information
---------------------------

The information relating to the Company's 1) planned cost reductions, including the amount of the annual reductions, the timing of the reductions and the expected sources of cost reductions, 2) focus on revenue growth and break-even revenue levels, 3) estimates of future liquidity and cash flows, and 4) existing and future market conditions are forward-looking statements that involve risks and uncertainties, including a risk that the Company may not be able to 1) achieve the desired level of cost reductions or that the cost reductions may have adverse consequences to the Company, 2) compete effectively against its competitors in the high-end scanner niche or maintain its product margins and ultimately achieve break-even or profitable revenue levels, 3) maintain adequate liquidity and cash flow to sustain operations while working to reach a critical-mass level of operations. More information on factors which could affect the Company's financial results is included in the Company's Annual Report to Shareholders for the Fiscal Year Ended March 31, 1996.

Foreign Sales
-------------

Foreign sales increased $276,000 (32%) from $874,000 to $1,150,000 in the nine months ended December 31, 1995 and 1996, respectively. This increase in foreign sales in the current period is due to progress in the development of distribution channels in foreign markets. Foreign sales comprised 17% and 20% of total scanner product and services revenues in the prior and current periods, respectively. Management believes foreign sales will comprise a comparatively larger proportion of consolidated revenues in the current fiscal year than in the past.

Line of Credit Covenants
------------------------

The Company's line of credit requires that the Company maintain tangible net worth of $3,980,000 compared to actual tangible net worth of $4,466,000 as of December 31, 1996. If losses continue at current levels, and even after considering planned cost reductions, the Company could default on this covenant in the near future. If such a default occurs, the Bank could terminate the line and demand immediate payment in full of all outstanding borrowings. There can be no assurance that the Company would be able to maintain adequate financing in the event of continuing losses.

Need for Capital Infusion
-------------------------

Based on the financial-capital of the Company's competitors and the overall competitive environment, the Company and its Board of Directors are evaluating all feasible avenues to secure access to additional capital via merger, stock offering, strategic corporate partnering, etc. There can be no assurance that the Company will be successful in these efforts to obtain additional capital.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         On October 21, 1996, at the Special Meeting of Shareholders, the shareholders approved the change in name of the Company from Xscribe Corporation to Photomatrix, Inc. The following is the vote tabulation for this matter:

                                                                  Abstained/
          Matter                  Votes For     Votes Against       Withheld
          ------                  ---------     -------------     ----------
          Name change to
          Photomatrix, Inc.       3,864,135            17,198         12,003


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.  Reports on Form 8-K

              There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PHOTOMATRIX, INC.



Date:  February 13, 1997                  by  /s/ Suren G. Dutia
                                              -----------------------
                                              Suren G. Dutia
                                              President
                                              Chief Executive Officer



Date:  February 13, 1997                   by  /s/ Peter B. Harker
                                               ----------------------
                                               Peter B. Harker
                                               Chief Financial Officer
                                               Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit        Description                                       Page
-------        -----------                                       ----
  27           Financial Data Schedule                            19