Form 10KSB
period 1997-03-31
PHOTOMATRIX INC/ CA
filed 1997-07-01
CIK 814427

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended March 31, 1997

(    )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                             --------------    ----------------

              Commission file number 0-16055

                                  PHOTOMATRIX, INC.

                (Exact name of registrant as specified in its charter)

         CALIFORNIA                                   95-3267788
--------------------------------------------------------------------------------
  (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)


11065 SORRENTO VALLEY COURT, SAN DIEGO, CALIFORNIA                   92121
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                    (619) 625-4400
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

                                  Yes     X           No
                                       -------            --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated hereby by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 1997, based on the average of the highest and lowest
prices of such stock on that date was $2,382,700.   The number of shares of
common stock of Photomatrix, Inc. outstanding as of June 18, 1997, was 5,083,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                       None

                                      PART I

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ASSUMPTIONS AND STATEMENTS RELATING TO THE COMPANY'S FUTURE ECONOMIC PERFORMANCE, MANAGEMENT'S OPINIONS ABOUT COMPETITIVE POSITION OF THE COMPANY'S PRODUCTS AND THE ABILITY OF THE COMPANY TO COMPETE SUCCESSFULLY AND OTHER NON-HISTORICAL INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE RISKS DISCUSSED IN ITEM 7 UNDER THE HEADING "ADDITIONAL RISK FACTORS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT.


ITEM 1.  BUSINESS


      Photomatrix, Inc. (the "Company," "PMX" or "Photomatrix," formerly Xscribe Corporation), through its subsidiary, Photomatrix Imaging Corporation, develops, manufactures, sells and services high-performance document and aperture-card scanners for legal, financial, government and commercial enterprises. Photomatrix was incorporated in California in 1978 under the name Xscribe Corporation. On July 31, 1996, the Company sold substantially all the assets and the business of its wholly owned subsidiary, Xscribe Legal Systems, Inc. In October, 1996, the Company changed its name from Xscribe Corporation to Photomatrix, Inc. In December, 1996, the Board of Directors of the Company approved a plan to discontinue the operations of another wholly owned subsidiary, Lexia Systems, Inc., and is currently in process of selling this operation. The financial position and results of operations of Xscribe Legal Systems and Lexia Systems, Inc. have been restated in the financial statements of the Company as discontinued operations. In March, 1997, the Company consolidated and relocated its United States continuing operations to 11065 Sorrento Valley Court, San Diego. The Company's phone number is (619) 625-4400.

Photomatrix now operates in the electronic imaging segment of the Information and Image Management Industry as a supplier of quality, high-value electronic image-processing hardware and software products and services. During the past three years, Photomatrix has evolved from being a computer output microfilm ("COM") duplicator manufacturer with primarily one major customer to a document scanner manufacturer with many customers. Over the past four years, revenue from COM products and services have steadily declined, while scanner product and services revenue has increased, as shown on the following schedule ($000 omitted):

                                    FY 1994   FY 1995   FY 1996   FY 1997
                                   ---------------------------------------
    SCANNER PRODUCTS & SERVICES      $2,410    $5,747    $6,821    $7,226
    COM PRODUCTS & SERVICES           7,332     3,965     2,271     1,468
                                   ---------------------------------------
    TOTAL REVENUE                    $9,742    $9,712    $9,092    $8,694
                                   ---------------------------------------

                                  PRINCIPAL PRODUCTS

In fiscal year 1997, the Company derived its consolidated revenue primarily from sales and service of its Photomatrix document scanners and aperture card scanners, as more fully described below. Additionally, a portion of the Company's consolidated revenue was obtained by servicing its discontinued COM product line.

DOCUMENT SCANNERS

Photomatrix offers a line of medium and high-speed paper document scanners that serve as input devices for image management systems used in office automation and service bureau environments. All PMX scanners are constructed for rugged, high volume use, offering higher duty cycles and reliability than most competitive models.

The complete image capture system among the Photomatrix document scanner line is the Series 6000, a high-speed (4,200 dual-sided pages per hour at 200 dots per inch [dpi] resolution), rugged, single or dual-sided, 200 to 400 dpi, automatic-feeding document scanning system. Series 6000 includes the scanner, a Pentium PC, high-resolution display, Windows 3.1 application software and two circuit boards (using 32-bit EISA bus technology) that enhance the scanner's speed and performance. One board processes (or cleans up) the scanned images and the other board compresses the images for storage. Photomatrix Image Capture Software ("PICS"), which operates in Microsoft Windows and supports Novell Netware, controls the scanning and PC hardware, displays images and manages the workflow of the image capture process (including indexing, scanning and formatting). PICS supports Windows' Dynamic Link Libraries, allowing the user to develop custom applications to use with Series 6000. Because the Series 6000 scanner, boards and PICS were designed to work as one tightly-integrated system, this configuration offers the best efficiency among Photomatrix scanners.

Photomatrix primarily sells the Viper Series 5000 ("Series 5000"), a simplex or duplex, high-resolution, 5000-element CCD scanner which captures double-sided documents at speeds in excess of 9,000 dual sided pages per hour. These rugged, high-duty-cycle machines differ from the Series 6000 in that the Series 5000 is not bundled with the Photomatrix image processing board, compression board, or PICS. Instead, Series 5000 is plug compatible with industry-leading interface (processing and compression) boards from Kofax, Xionics, Seaport Imaging, and Image Machines. Because of this compatibility, Photomatrix sells a higher volume of the Series 5000 scanners.

APERTURE CARD SCANNERS

Photomatrix aperture card scanners are used to scan microfilm images of engineering drawings for storage in a digital format. In addition to crisper images, the digital format permits users to electronically store, retrieve, distribute and print engineering documents in a local or enterprise wide environment. Photomatrix aperture card scanners offer a wide range of automation, throughput speed and image enhancement features. Photomatrix sells aperture card scanners primarily direct to corporate in-house and third-party service bureaus who scan microfilmed engineering drawings for the end users of those drawings. Photomatrix also sells a limited number of aperture card scanners under subcontracts to provide electronic-imaging systems to the Department of Defense.

MAINTENANCE SERVICES

The Company provides 24-hour service for its installed base through field engineers in 10 major cities throughout the United States ("US") and in England. The Company also has relationships with various third party maintenance organizations, including a nationwide relationship with IBM, to maintain document scanners, and Kodak, to provide COM duplicator spare parts. PMX field engineers average 9 years of experience with the Company. Using a sophisticated system for parts distribution and inventory control, the service operation offers installation, on-going maintenance and field technical support for existing and new products.

Total maintenance revenue for FY 1996 was $1.1 million, with a ratio of scanner maintenance revenue to COM duplicator revenue of approximately 60:40. In FY 1997, total maintenance revenue has maintained at a flat annualized run rate of $1.1 million, but the relative percentage of maintenance revenue has migrated towards scanners, where a 70:30 ratio of service from scanners to COM duplicators now prevails.

The Company views maintenance contracts and related revenue as a significant revenue opportunity in FY 1998 and FY 1999 and views maintenance contracts as an important profit center.

                                     COMPETITION

APERTURE CARD SCANNERS. The market for scanning engineering drawings is large and growing steadily. According to industry studies, in the US alone, it is estimated that more than 40,000 companies each have more than 100,000 engineering drawings, with a total estimated value of more than $1.5 trillion. Companies are dedicating large resources to and establishing significant budgets for the conversion, storage, distribution and retrieval of these engineering drawings. Problems with document and revision control, document distribution, deterioration and loss of documents are pervasive. Aperture cards, which contain microfilm images of these drawings, have been widely used since World War II to improve the storage and security of these documents. The need to electronically manage this data has become critical, as the volume of paper documents continues to increase, and companies are increasingly seeking methods to increase the efficiency of storage and retrieval of these documents.

Photomatrix developed much of its technology and related application of aperture card scanners in the mid 1980's when it introduced its aperture card scanner product. Photomatrix's competitors in the aperture card scanning market are Wicks & Wilson, a

United Kingdom company, and Vidar Systems Corporation, a subsidiary of Sweden's Yggdrasil. Photomatrix is not able to estimate the size of this market, but believes that it is currently limited due to the cost constraints of converting engineering backfiles of aperture cards and the related systems into electronic storage and retrieval systems. Photomatrix is the only approved aperture card vendor for the United States Department of Defense Engineering Data Management Information and Control System ("EDMIC") contract awarded to PRC in 1989 and the EDMIC's program currently is a significant source of demand for this product. The principal competitive advantages of the Photomatrix aperture card scanners are its image enhancement features, high speed accurate conversion features and reliability. Photomatrix's products are higher-end products and are priced higher than other currently marketed products. In the Company's opinion, its aperture card scanner product offering exceeds the quality and duty-cycle statistics of any of its competitors.

DOCUMENT SCANNERS. The document scanning industry can be segmented into the following five market segments:

-  Sheetfed scanners
-  Drum scanners
-  Flatbed scanners
-  Handheld scanners
-  Recognition and imaging editing software

Photomatrix document scanners utilize a flatbed vacuum transport technology. Furthermore, Photomatrix competes in the high end of the industry with Kodak, Fujitsu, Bell and Howell, and BancTec where speed, throughput and duty cycle are important product features. Competition in this segment is based upon price, image quality, paper handling capabilities, throughput speeds, ease of use, reliability and quality and speed of maintenance services. Kodak has utilized its strengths of name recognition, reputation, distribution channels, good performance, service capabilities, and strong financial capital base to become the market share leader in this segment. However, Kodak 500 and 900 model scanners, which are comparable to the Company's Viper Series 5000 of scanners, sell for more than the Photomatrix scanners.

Competitors in the high-end document scanner market differentiate their respective products primarily based on name recognition, quality, distribution channels, and price. Management believes the products of all three competitors in this marketplace operate comparably with industry-standard boards and interfaces such that interoperability is no longer a significant product differentiator. Photomatrix believes that its primary competitive advantages in this segment of the market are its price-performance relationship, including its relative speed, image quality, reliability and rugged build. All of its primary competitors, however, have substantially greater resources than Photomatrix for marketing and distribution and for purchasing and maintaining market share. There is no assurance that Photomatrix will be able to maintain a competitive position in this market.

In the document scanner market, the Photomatrix Series 5000 and 6000 compete favorably against their product counterparts at BancTec and Kodak. Photomatrix maintains the leading price-performance ratios in its market segment and retains this status via not only continually improving on speed and throughput but also pricing below BancTec's and Kodak's products. PMX's likelihood of increasing its market share may be reduced should Kodak significantly reduce its prices. Although management expects some general downward pressure on price in the next two to three years, management does not expect intense price competition in the foreseeable future. There is no assurance that the Company will not experience intense price competition.

During fiscal year 1997, Photomatrix entered into an OEM contract with Bell & Howell to supply Series 5000 scanners under the Bell & Howell label. PMX scanners operate at speeds higher than Bell & Howell's, and the Company's OEM relationship with Bell & Howell represents a strategic corporate partnering that is beneficial to both parties. Management does not view Bell & Howell as a competitor in the high-end market assuming PMX continually improves the features and speed of PMX scanners such that they are perpetually superior to Bell & Howell's product offering and Bell & Howell adequately markets and sells PMX scanners in large volumes. Management believes PMX has the engineering talent and resources to succeed at technologically staying ahead of Bell & Howell and, thereby, fostering a long-term OEM relationship.

                              MARKETING AND DISTRIBUTION

PMX markets Series 6000 image capture systems to service bureaus and high-volume end users via its direct sales force. In contrast, PMX markets its Series 5000 document scanners via indirect distribution channels, including via original equipment manufacturing (OEM) agreements, system integrators, distributors, and value added remarketers. PMX has two separate exclusive OEM agreements, one with Bell & Howell Limited under which Bell & Howell Limited resells those scanners in Europe, Africa, the Indian sub-continent and the Middle East, and the other with Bell & Howell (in the United States) under which Bell & Howell resells those scanners in the United States and Canada. The international agreement and the domestic agreement contain no minimum requirements. Generally, both Bell & Howell agreements preclude PMX from selling document scanners to dealers or distributors who represent Bell & Howell scanners. In April, 1997, Photomatrix entered into a distribution agreement with IBM. Under the agreement, which also contains no minimum requirements, IBM is granted the right to sell Photomatrix document scanners.

Photomatrix distributes its aperture card scanning products primarily to systems integrators and VARs who package the Photomatrix scanners with other software and hardware products for sale to end users. Because Photomatrix aperture card scanners are peripheral products which must be integrated with other products for end users, Photomatrix maintains close working relationships with major systems integrators and VARs. Photomatrix relies heavily on the sales efforts of its systems integrators and VARs to generate sales of aperture card scanners. Within this integrator and VAR distribution channel, Photomatrix sells its aperture card scanners under subcontracts to PRC, Inc. ("PRC") under a contract to provide electronic imaging systems to the Department of Defense. PRC is not obligated to order any minimum quantities and the timing and amount of the orders are not predictable. Photomatrix also sells, through its direct sales force, aperture card scanning systems to service bureaus which provide scanning services to engineering drawing end users.

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

                           RAW MATERIALS AND MANUFACTURING

For the year ended March 31, 1997, Photomatrix manufactured its aperture card scanners and document scanners at its manufacturing facilities in Culver City, California. Subsequent to year-end, the manufacturing operations have been consolidated into a new facility in San Diego, California. This move will result in closer day-to-day supervision by the Company's management, since it represents the first time that operations personnel and upper management of the Company have been located in the same building. In addition, the Company has initially experienced raw material cost reductions as result of changing from Los Angeles to San Diego vendors. The raw material cost reductions have been offset by labor inefficiencies related to significant assembly personnel turnover incurred in connection with the move.

Photomatrix's operations consist of procurement, kit packaging, assembly of circuit boards, wiring and assembly and quality control testing of all parts, components, subassemblies and final assemblies of all products. Photomatrix manufactures its own boards, including 32 bit, EISA-bus technology image processing and compression boards used in its Series 6000 scanning products. Photomatrix's products incorporate electronic, imaging and mechanical components purchased from various vendors. The electronic components, including the computer chips, are generally available from multiple sources. Photomatrix currently uses Fairchild, Kodak and Sony CCDs in the Photomatrix cameras in its aperture card and document scanning products. However, other commercially available CCD cameras could be substituted if necessary. Photomatrix copies, labels and packages its software products.

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


                   INTELLECTUAL PROPERTY RIGHTS AND LICENSES

Photomatrix relies upon copyright and trade secret laws to protect its software and firmware used in its aperture card scanner and document scanner products. Photomatrix has registered under Federal law design documents for its document scanner and certain of its product maintenance manuals, operations manuals and parts catalogues.

Photomatrix holds a perpetual nonexclusive license to use, manufacture, and distribute aperture card scanners, microfiche scanners, single and double sided document scanners that scan documents no greater than 12 inches in width and 24 inches in length and multiformat scanners provided that the manufacturer's net invoice price is not less than $7,000 for document scanners and $10,000 for all scanners that use certain imaging technology of Scan-Graphics, Inc., subject to United States Patent No. 4,972,273. Photomatrix is obligated to pay Scan-Graphics a royalty of 5-1/2 % of Photomatrix's net sales price for all aperture card scanners manufactured, sold and delivered by Photomatrix until December 31, 1998. Photomatrix is not obligated to pay any royalties with respect to document scanners, whole fiche scanners, roll film scanners and/or multiformat scanners even if the scanners use the patented technology or any derivative of such technology.
If Photomatrix discontinues its manufacturing of aperture card scanners, then it is obligated to negotiate with Scan-Graphics to sell Scan-Graphics a nonexclusive right to manufacture and sell the aperture card scanners.

Photomatrix is a party to a nonexclusive reseller agreement with Image Machines Corporation for a Windows driver for Photomatrix's aperture card scanners and for viewing and editing software. Under the reseller agreement, Photomatrix purchases the software for resale on a per copy basis. The Image Machines software is not bundled with aperture card scanners sold through PRC or Intergraph who have developed their own software for use with the scanners. Photomatrix offers with its scanners a SCSI developers' tool kit for developing a Photomatrix scanner driver.

Photomatrix also purchases and resells as part of the Series 6000 document scanner a board manufactured by Seaport Imaging that enables the scanning of bar codes.

Photomatrix holds a nonexclusive license which expires in March, 1998 from Educational Testing for an algorithm used for gray scaling images in Series 6000 document scanner and pays a $20 per unit royalty on sales of its dual-sided scanners.

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

                                  SEASONAL BUSINESS

The second and third quarters of the Company's fiscal year have typically shown higher revenue volumes than its first and fourth quarters.


                               DISCONTINUED OPERATIONS

The following represents a brief history on the discontinued operations of Photomatrix, Inc.:

SALE OF XSCRIBE LEGAL SYSTEM, INC. In July, 1996, the Company sold its computer-aided transcription business and related assets to its primary competitor for $2.2 million. The Company retained certain liabilities.

LEXIA SYSTEMS, INC. In October, 1993, the Company acquired the North American Sales Division of International Computers Limited, Inc. ("ICL"), a developer of groupware (office automation) software and manufacturer of Unix-based hardware, and formed Lexia Systems, Inc. ("Lexia"). Lexia and ICL entered into a strategic alliance whereby Lexia was to distribute ICL's groupware products in the US and support the domestic install base of ICL customers. However, the business partnering efforts between the Company and ICL / Fujitsu have proved to be ineffective primarily because of a difficult working relationship between ICL, Fujitsu and Lexia, combined with the fact that Lexia did not own the software or the proprietary rights and was not able to control the marketing or product management of ICL products. Consequently, in December, 1996, the Board of Directors of the Company approved a plan to discontinue Lexia Systems, Inc. before the end of the Company's second quarter in fiscal 1998. The Company is currently in process of selling this operation. There is no assurance that the Company will be able to consummate this sale. Further, in June, 1997, the Company had accounts payable and unpaid rent due ICL and related entities in the amount of $725,000. The Company is disputing the value received related to certain of these liabilities and is attempting to settle with ICL at a discount. There is no assurance that the Company will be successful in resolving these disputed amounts.

                             SIGNIFICANT CUSTOMERS

One customer (Bell & Howell) accounted for 17 percent of the Company's total revenue for fiscal year 1997. No other customer accounted for more than 10 percent of the Company's total revenue during fiscal years 1996 or 1995. (See "Additional Risk Factors")

                                       BACKLOG

      The Company generally does not have a material order backlog at any time because the Company normally fills orders within the delivery schedules requested by customers (generally within 30 days).

                                   GOVERNMENT SALES

The Company has a subcontract to PRC's contract with the Department of Defense (see "Competition"). Photomatrix is not guaranteed any orders under the subcontract which provides that PRC will issue purchase orders for products when the purchase orders are fully funded. Purchase orders are subject to termination if the government terminates the prime contract 25 days prior to the delivery date for the product.

                               RESEARCH AND DEVELOPMENT

During the last three fiscal years, the Company expended $915,000 (fiscal year 1997), $786,000 (fiscal year 1996), and $765,000 (fiscal year 1995) on company-sponsored research and development projects, including projects performed by consultants for the Company and including capitalized software development costs.

The Company is currently engaged in the development of competitive enhancements to the Photomatrix line of scanners, including a faster scanner, a "smart" automatic document feeder, a top loading stacker, and the next generation of both the Series 6000 document scanner and aperture card scanner line. There is no assurance that the Company will successfully complete current or planned development projects or will do so within the time parameters and budgets established by the Company, and there is no assurance that a market will develop for any product successfully developed.

The Company works closely with its customers in an attempt to develop enhancements and new products in response to customer needs.

The Company's management expects that research and development expenditures (including capitalized software development costs) will total about $1 million for the coming year.

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

                                      EMPLOYEES

At June 1, 1997, the Company had 61 full-time and 3 part-time employees, excluding nine employees associated with its discontinued Lexia operation, none of whom are subject to a collective bargaining agreement. The Company considers its relationship with its employees to be good.


                           FOREIGN AND DOMESTIC OPERATIONS

The Company derived approximately 21.8% of its revenue for the year ended March 31, 1997, from foreign sales made by Photomatrix, Ltd., a wholly owed subsidiary located in the United Kingdom.

ITEM 2.  PROPERTY

The Company leases its corporate headquarters located in San Diego, California. The Company first occupied this facility in March, 1997. This facility consists of approximately 23,400 square feet which houses the Company's corporate offices and PMX's manufacturing, sales and administrative functions. The lease expires in September, 2002.

The Company also leases facilities in Chandler, Arizona and London, England. These facilities house the Photomatrix product development and Photomatrix European operations, respectively. The Chandler facility lease consists of 5,100 square feet, which expired subsequent to March 31, 1997 in June, 1997. Subsequently, this lease was extended to June, 2000. The London facility consists of 2,400 square feet and the lease expires in May, 2013.

As of March 31, 1997, the Company leased a 49,000 square foot facility in Culver City (of which 15,000 square feet had been subleased to third-party tenants), and the lease expired in May, 1997. In March, 1997, the Company consolidated its corporate offices with its PMX manufacturing, sales and administrative functions into a single facility in San Diego, California.
The Company also subleases 6,000 square feet in Reston, Virginia for its Lexia operations (which operation has been discontinued by the Company, as more fully described in Note 2 of the Consolidated Financial Statements presented elsewhere herein) from ICL, which sublease expires in August, 1997.


The Company believes that its facilities are sufficient to accommodate its current needs and does not anticipate leasing additional space during the current fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been a defendant in three product liability cases pending in the United States District Court, Eastern District of New York (BERNHART V. XSCRIBE ET AL. (92 Civ. 3931), GALFIN V. XSCRIBE (92 Civ. 2582), and HAGIPADELIS V. XSCRIBE (95 Civ. 1977)). Xscribe has tendered these claims to its insurance carriers, St. Paul Fire and Marine Insurance, and Federal Insurance Company, and St. Paul has assumed the Company's defense without reservation of right and Federal has agreed to share defense costs, subject to a reservation of rights. The insurance carriers have prevailed in all judgements rendered to date. It may take several years before this litigation is ultimately resolved. The Company believes that there is no merit to any of the three pending cases and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies. However, depending upon the outcome of these cases, the Company may be served in the future with additional claims or be subject to liability in excess of insurance policy limits.

The Company is not aware of any other legal proceedings to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Photomatrix, Inc. is traded in NASDAQ Stock Market Small Cap Tier under the symbol PHRX. On June 18, 1997, there were 5,083,000 shares outstanding and there were approximately 1,000 shareholders of record. Following is information regarding Photomatrix, Inc. common stock market prices:

                         Fiscal Year 1997    Fiscal Year 1996    Fiscal Year 1995
                        -----------------   -----------------   -----------------
Fiscal Quarter Ended    Low Bid  High Bid   Low Bid  High Bid   Low Bid  High Bid
--------------------    -------  --------   -------  --------   -------  --------
June 30 - 1st            11/16    1-7/16       7/8     1-1/2     3-9/16   4-19/32

September 30 - 2nd       17/32    1-1/16      13/16    1-1/2      2-1/4   3-15/16

December 31 - 3rd         3/8      13/16       3/4    1-1/16    1-13/16   2-11/16

March 31 - 4th            3/8      15/16       9/16   1-3/64      1-1/4    2-5/16


The Company has not paid a cash dividend on its common stock and it is not anticipated that the Company will pay any dividends in the foreseeable future

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data is derived from audited financial statements as of the years ended March 31, 1997, 1996, 1995, 1994 and 1993 (000's have been omitted). Certain reclassifications have been made to prior year amounts to be consistent with current year classifications. Discontinued operations were reclassified for all periods presented and the remaining operations consist of Photomatrix Imaging Corp.and Photomatrix, Ltd., which were acquired in fiscal 1994. The data set forth below should be read in conjunction with the financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," both appearing elsewhere herein.

                                               For the years ended March 31,
                                 ------------------------------------------------------
                                    1997       1996      1995       1994      1993 (1)
                                 --------   --------   -------   --------   ----------
OPERATING DATA
  Revenue                        $  8,694   $  9,092   $ 9,712    $ 9,742        -
  Gross profit percent              26.3%      32.3%     31.5%      34.8%        -
  Loss from
    continuing operations        $ (2,290)  $ (1,368)  $  (791)   $  (194)       -
  Net income (loss)              $ (2,407)  $ (1,704)  $  (133)   $ 1,222      $ 662
  Loss per share
    from continuing operations   $ (0.44)   $  (0.24)  $ (0.13)   $  (.04)       -

                                               For the years ended March 31,
                                 ------------------------------------------------------
                                    1997       1996      1995       1994      1993 (1)
                                 --------   --------   -------   --------   ----------
OPERATING DATA

  Net income (loss) per share    $  (0.46)  $  (0.30)  $  (0.02)  $  0.23    $  0.07
  Dividends per share            $   -      $   -      $   -      $  -       $   -

                                    1997       1996      1995       1994       1993
                                 --------   --------   -------   --------   -------
BALANCE SHEET DATA
  Working capital                $  2,432   $  5,624   $  6,991   $  7,617   $ 1,965
  Current ratio                      1.92       2.96       4.10       5.35      (1)
  Total assets                   $  8,565   $ 12,581   $ 13,202   $ 12,844   $ 3,909
  Total long-term debt and
    obligations                  $    415   $  1,148   $    699   $    827   $   -

(1) Continuing operations of the Company were acquired during fiscal 1994. All years presented have been restated to reflect discontinued operations. Accordingly, fiscal 1993 consists only of discontinued operations.


Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and consolidated financial statements and notes thereto included elsewhere therein.

                                RESULTS OF OPERATIONS

Following is a comparative discussion by fiscal year of the results of continuing operations for the last three fiscal years ended March 31, 1997. The Company believes that inflation has not had a material effect on its operations to date.

FISCAL YEAR 1997 ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR 1996 ENDED MARCH 31, 1996

Consolidated revenue for the year ended March 31, 1997 decreased by $398,000 (4.4 %) to $8,694,000 from $9,092,000 for the year ended March 31, 1996. This decrease was due to a 35.4 % ($803,000) expected decrease in COM duplicator revenue and offset by a 5.9 % ($405,000) increase in scanner product and service revenue.

Consolidated gross margins for the year ended March 31, 1997 decreased $639,000 (21.8 %) to $2,294,000 from $2,933,000 and gross margin as a percent of sales decreased from 32.3 % to 26.4 % in the year ended March 31, 1997 due to significant price concessions made by the Company in connection with the establishment of its new OEM relationship with a major document scanner customer, as well as certain cost inefficiencies caused by the relocation of its manufacturing operations from Culver City to San Diego, including an inventory obsolescence write-off of approximately $127,000. Management believes that it has taken appropriate actions which will enable the Company to realize gross margins similar to those in fiscal years 1996, 1995 and 1994. There is no assurance that these margin improvements will be achieved.

Selling, general and administrative ("SG&A") expenses decreased $281,000 (7.8 %) from $3,592,000 in the prior year to $3,311,000 in the current year. The net decrease is primarily attributable to cost reductions made both in the sales and marketing as well as the general and administrative areas of the Company. As a percent of sales, SG&A decreased from 39.5 % in the prior year to 38.1 % in the current year, primarily due to the cost reduction efforts implemented during the current year.

Product development expenses increased $322,000 (66.4 %) from $485,000 in the year ended March 31, 1996 to $807,000 in the year ended March 31, 1997. Product development expenditures that were capitalized because they related to technologically feasible projects were $108,000 in the current year compared to $301,000 in the prior year. Total development spending increased $129,000 from $786,000 in the prior year to $915,000 in the current year primarily because of increased scanner development activity at Photomatrix, including the development of new models which feature increased speed (150 and 200 page per minute duplex models), as well as new options such as a "smart" automatic document feeder, a top-loading stacker and an NT version of the Company's PICS software.

During the current fiscal year, the Company relocated and consolidated its operations to San Diego. The cost incurred in connection with this activity totaled $520,000, and has been shown as a separate line item.

Interest expense decreased $136,000 from $228,000 in the prior year to $92,000 in the current year. This decrease was due to decreased borrowings under the Company's credit facility in the current year. Other income increased $239,000, from $11,000 in 1996 to $250,000 in 1997 as a result of non-recurring payment from a major customer under a minimum quantity purchase contract.

The Company's provisions for income taxes were $104,000 and $7,000 in the years ended March 31, 1997 and 1996, respectively. These amounts are substantially different from provisions calculated using the statutory rates because of the Company's inability to recognize the effects of net operating losses and related carry-forwards. The current year provision reflects an increase in the Company's valuation allowance relating to the deferred tax asset.

The decreases in revenue and gross margin, and the increased product development and relocation expenses, offset slightly by the reduction in SG&A costs and interest expense and the increase in other income, resulted in a loss from continuing operations of $2,290,000 ($0.44 per share) for the year ended March 31, 1997. This compares to the loss from continuing operations of $1,368,000 ($0.24 per share) for the year ended March 31, 1996.

During the current year, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc., as more fully described in Note 2 of the Consolidated Financial Statements contained elsewhere herein. Including the loss from discontinued operations of $336,000 in the prior year and $251,000 in the current year, less gain of $134,000 from the sale of Xscribe Legal Systems, the net loss increased from $1,704,000 ($0.30 per share) in the year ended March 31, 1996 to $2,407,000 ($0.46 per share) in the year ended March 31, 1997.


FISCAL YEAR 1996 ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR 1995 ENDED MARCH 31, 1995

Consolidated revenue for the year ended March 31, 1996 decreased $620,000 (6.4%) to $9,092,000 in the year ended March 31, 1996 from $9,712,000 in the year ended March 31, 1995. This decrease was due to a 42.7% ($1,694,000) expected decrease in COM duplicator revenue, somewhat offset by an 18.7% ($1,074,000) increase in scanner product and service revenue.

Consolidated gross margins for the year ended March 31, 1996 decreased $124,000 (4.1%) to $2,933,000 in the year ended March 31, 1996 from
$3,057,000 in the year ended March 31, 1995. Gross margin as a percent of sales remained relatively constant at about 32%.

Selling, general and administrative expenses increased $336,000 (10.3%) from $3,256,000 in the year ended March 31, 1995 to $3,592,000 in the year ended March 31, 1996. The net increase includes a $426,000 increase at Photomatrix to develop its sales and marketing channels for scanners offset by $90,000 of cost reductions at the corporate headquarters. As a percent of sales, SG&A increased from 33.5% in the year ended March 31, 1995 to 39.6% in the year ended March 31, 1996, primarily due to the decreased revenue in the fiscal year ended March 31, 1996.

Product development expenses increased $56,000 (13.1%) from $429,000 in the year ended March 31, 1995 to $485,000 in the year ended March 31, 1996. Product development expenditures that were capitalized because they related to technologically feasible projects were $301,000 in the year ended March 31, 1996 compared to $336,000 in the year ended March 31, 1995. Total development spending increased $94,000 from $692,000 in the year ended March 31, 1995 to $786,000 in the year ended March 31, 1996 primarily because of increased scanner development activity at Photomatrix.

Other income (expense), which consists primarily of interest expense, increased $76,000 from $141,000 in the year ended March 31, 1995 to $217,000 in the year ended March 31, 1996. This increase was due to increased borrowings under the Company's credit facility, primarily used to finance increased inventory levels.

The Company's provisions for income taxes were $7,000 and $22,000 in the years ended

March 31, 1996 and 1995, respectively. These amounts are substantially different from provisions calculated using the statutory rates because of the Company's inability to recognize the effects of net operating losses and related carry-forwards, net of valuation allowances.

The decreases in revenue and gross margin, and the increased product development and interest expenses, and SG&A costs, resulted in a loss from continuing operations of $1,368,000 ($0.24 per share) for the year ended March 31, 1996. This compares to a loss from continuing operations of $791,000 ($0.13 per share) for the year ended March 31, 1995.

In the year ended March 31, 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc., as more fully described in Note 2 of the Consolidated Financial Statements contained elsewhere herein. Including the income (loss) from discontinued operations of $658,000 and ($336,000) in the years ending March 31, 1995 and 1996, respectively, the net loss increased from ($133,000) ($0.02 per share) in the year ended March 31, 1995 to ($1,704,000) ($0.30 per share) in the year ended March 31, 1996.

                           LIQUIDITY AND CAPITAL RESOURCES

Following is a discussion of Photomatrix's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.

RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 1997, the Company's primary sources of liquidity were cash from discontinued operations of $1,382,000, proceeds of $2,000,000 from the sale of Xscribe Legal Systems, reductions in the Company's inventory of $573,000 and accounts receivable of $302,000, and an increase in accrued liabilities of $264,000. Primary uses of cash in the year ended March 31, 1997 were to repay the line of credit and notes payable with the bank and related parties ($967,000), reduce accounts payable and customer deposits ($524,000) and capital expenditures and capitalized software ($429,000). In the year ended March 31, 1997, the Company's cash balance increased $557,000 from $255,000 to $812,000.

The Company has a line of credit with a bank, which was amended subsequent to year-end to borrow a total of $750,000 which was unused at March 31, 1997. This line of credit accrues interest on outstanding borrowings at prime plus 2-1/2%
per annum.   During the year, the Company paid off a term loan with the same bank in the amount of $854,000. Outstanding borrowings under this combined credit facility are collateralized by all of the Company's assets.

As of March 31, 1996, the Company was in violation of certain financial covenants required by the combined credit facility. In June 1996, the Company renegotiated the facility to cure these defaults. In April, 1997, the Company amended and renewed the line of credit. Total borrowings under the line of credit are now limited to the lesser of $750,000 or 70% of eligible accounts receivable (as defined). The Company is now required to 1) maintain a minimum tangible net worth of $3,050,000 from March 31, 1997 through April 29, 1997, and $2,800,000 at April 30, 1997 and thereafter, 2) maintain a ratio of total liabilities to tangible net worth of not greater than 1.1 to 1.0 at March 31, 1997 and thereafter, 3) maintain working capital of $2,000,000 from March 31, 1997 through April 29, 1997, and $1,750,000 at April 30, 1997 and thereafter, and 4) maintain a current ratio of 1.7 to 1.0 at March 31, 1997 and thereafter. The new line of credit expires in August, 1997. The Company is in process of extending the line of credit with the bank. The is no assurance that the line of credit will be extended.

The Company is obligated under a series of unsecured notes payable to a related party totaling $527,000 as of March 31, 1997. These notes bear interest at a rate of 8% per annum and mature in May, 2000. Interest and principal payments totaling approximately $16,000 are due monthly. In April, 1997, the Company stopped making payments on these notes.

The Company has accounts payable and unpaid rent due ICL and related entities in the amount of $725,000. The Company is disputing the value received related to certain of these liabilities and is attempting to settle with ICL at a discount. There is no assurance that the Company will be successful in resolving these disputed amounts.

The Company's assured sources of future short-term liquidity as of March 31, 1997 are its cash balance of $812,000 and the unused portion of its line of credit of $750,000. Availability under the line of credit can be further limited based on the balance of eligible accounts receivables as described above.

The Company is currently obligated to pay approximately $ 20,000 per month in lease payments. Aside from these commitments, the Company has not made any material capital commitments.

In March, 1997, the Financial Accounting Standards Board issued SFAS 128, EARNINGS PER SHARE, which is effective for fiscal years ending after December 15, 1997. SFAS 128 requires the presentation of "basic" earnings per share which excludes the dilutive effect of all common stock equivalents. Presentation of "diluted" earnings per share, which reflects the dilutive effects of all common stock equivalents, will also be required. The diluted presentation is similar to the current presentation of fully diluted earnings per share, but uses the average market price of stock during the period. The Company is currently evaluating the impact of the implementation of SFAS 128.

The Company is concentrating on increasing its sales and improving its gross margins. If it is successful, then it should have sufficient liquidity to fund its operations during the next twelve months. In addition, the Company is continuing discussions with various candidates in an attempt to explore the possibility of a synergistic merger or strategic combination.

There is no assurance that the Company will be successful in these efforts.

ADDITIONAL RISK FACTORS

Photomatrix's business is subject to the following risks and uncertainties in addition to those described above.

ABILITY TO SUCCESSFULLY MARKET DOCUMENT SCANNERS

The Company's growth strategy is dependent upon its ability to market successfully its document scanners. In this regard, Photomatrix is currently focusing on expanding its indirect distribution channels through OEM arrangements, such as the OEM agreement with Bell & Howell, and through resellers. At this time, the indirect distribution channels are not well developed and there is no assurance that these channels will lead to increased sales. There is no assurance that Photomatrix's marketing efforts will be successful. Competitors of Photomatrix have substantially greater resources and may be able to compete more effectively on technology, price or product features. Photomatrix is also constrained by limits on its marketing budget and ability to create brand recognition. Further, Photomatrix's products are relatively high-priced durable goods and economic conditions that adversely affect the market for durable goods could have an adverse effect on Photomatrix's orders.

COMPETITIVE ENVIRONMENT

The Company competes primarily in the high-end of the imaging marketplace. The Company believes the critical success factors within this market segment include engineering quality, price reasonableness, distribution channels, production volume, name recognition, and access to a strong financial-capital base. The Company expects the majority of its future revenue to come from the sale of its line of high-performance document scanners. The Company's primary competitors in the high-performance document-scanner marketplace include Kodak and BancTec, both of which have access to a substantially greater financial-capital base than the Company. In addition, the Company estimates that Kodak has the leading market share in this market segment, and Kodak has substantially broader name recognition and greater sales and marketing resources than the Company. There can be no assurance that Photomatrix, Inc. will be able to overcome competitive forces and reactions in order to increase revenue necessary to return to profitability.

The Company's ability to increase its revenue is partially dependent upon successfully using existing OEM relationships and upon expanding its indirect channels of distribution. The Company's ability to expand these distribution channels is in part dependent upon its marketing and research and development expenditures. The Company's liquidity constraints may adversely impact these expenditures.

Further, Bell & Howell, with whom the Company has an OEM relationship to sell the

Company's document scanners, has recently introduced a document scanner with speed and features approaching the lower end of many of the scanners sold by the Company via this OEM channel. Although the Company believes it will be able to enhance its scanner technology to stay ahead of some of its competitors' products, there can be no assurance that Bell & Howell or another competitor will not introduce products into the Company's future market niche that will be of equal or superior performance.

REQUIRED REVENUE INCREASES

In order to reduce operating losses, by March 31, 1997, management has reduced operating costs on a consolidated basis by an aggregate of approximately $800,000 annually (including continuing and discontinued operations). The majority of the $800,000 cost reductions have been realized through headcount reductions and the consolidation of the operations and employees at the Photomatrix facility in Culver City, California and corporate headquarters in San Diego, California into a single facility located in San Diego, California. At current revenue levels, these cost reductions will not, in and of themselves, return the Company to profitability. The Company is focused on building indirect channels of distribution and increasing its revenue in order to return the Company to profitable operations.

Management projects sales revenue from its scanner product lines will need to increase and related gross margins will need to improve in the next fiscal year (i.e., the year ending March 31, 1998) relative to the current year in order for the Company to return to profitability. Management believes that margin improvements can be attained through improvements in customer and product mix, a general price increase that was effective April, 1997, together with cost reduction programs related to product modularity, improved material procurement methods and improvements in labor efficiency. There can be no assurance the Company's scanner product lines will meet or surpass sales and gross margins levels of the prior year.

RETAINING AVAILABILITY OF LINE OF CREDIT

The Company has not yet achieved a critical-mass level of revenue to reach a financial break-even point. Assuming that the Company's sales forecasts can be achieved and the line of credit is renewed in August, 1997, cash flow forecasts suggest that the Company's existing line of credit will be adequate to finance the Company's growth in the year ending March 31, 1998 ("FY 1998"). However, there can be no assurance that the Company will be successful in either increasing revenue volumes during FY 1998 to reach break-even levels of sales or in generating sufficient cash flow therefrom to satisfy cash and working capital requirements during this turn-around time period. Furthermore, as discussed below, if the Company cannot increase revenue levels sufficiently to return to profitability, the Company could be default on its bank covenants in the near future and possibly lose its line of credit.

LEXIA SYSTEMS, INC.

Relative to the discontinuation of Lexia Systems, Inc. ("Lexia"), the Company has identified a potential buyer of Lexia. ICL must consent to such a strategic transaction to assign the relevant licensing agreements with ICL to new management. Due to the protracted nature of the negotiations and the disagreements, there is no assurance that the Company and ICL will settle their current disagreements.

The Company has accounts payable and unpaid rent due ICL and related entities in the amount of $725,000. The Company is disputing the value received related to certain of these liabilities and is attempting to settle with ICL at a discount. There is no assurance that the Company will be successful in resolving these disputed amounts. Further, there is no assurance that existing Lexia customers will not assert claims against the Company or that such action would be successful.

RELOCATION OF CULVER CITY OPERATION TO SAN DIEGO

In March, 1997, the Company completed its relocation of the Culver City facility to San Diego. Although management attempted to retain all assembly, test and other employees involved in the manufacturing operations of the Company, most of the current employees in the Culver City facility did not relocate to San Diego. The Company did, however, hire certain replacement employees to train along side former Photomatrix operations personnel prior to the relocation. Following the relocation, it is possible that inefficiencies associated with the manufacturing learning curve could negatively impact the Company's gross margin.

RETENTION OF KEY EMPLOYEES

The Company is highly dependent upon the principal members of its management, engineering and field service staff and key individuals in all areas of the Company. The Company has implemented certain programs, including the re-pricing of outstanding stock options (see Note 11 to the Consolidated Financial Statements), which it believes will help in retaining these key employees. There can be no assurance that the Company will be able to retain all key personnel or attract new qualified personnel on acceptable terms.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedule filed herewith are set forth in the Index to Consolidated Financial Statements and the Index to Consolidated Financial Statement Schedule and are incorporated herein by reference.











ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Mr. SUREN G. DUTIA, has been a Director and has served as the President and Chief Executive Officer of the Company since January 1989. He was elected to be the Chairman of the Board of the Company in September 1990. He also serves as the chief executive officer of each of the Company's subsidiaries. Prior to January 1989, Mr. Dutia was associated from 1981 to December 1988 with Dynatech Corporation, a diversified high-technology company headquartered in Burlington, Massachusetts. From 1986 to 1988, Mr. Dutia was a Division Manager and Vice President. Mr. Dutia was responsible for several subsidiaries, including one operating subsidiary for which he acted as President. He directed turn-around/divestiture activities for Dynatech and handled investor relations. Mr. Dutia is 55 years of age.

Mr. PATRICK W. MOORE, has been a Director of the Company since January 1991. Mr. Moore, who currently serves as the President of IPAC Manufacturing, Inc., located in Carlsbad, California, has significant business experience in both the private and public sectors. Mr. Moore also serves as a Director on the Boards of IPAC Express Assembly, Inc., MGS Interconnect, Inc., MGM Techrep, Inc., Evergreen Investments, Inc., Universal Cable Products, Inc. and CCS-West, LLC. Mr. Moore has served on the National Commission on Employment Policy, committees of the National Academy of Science, and as the national president of various trade organizations based in Washington, D.C. From 1981 to 1986, Mr. Moore served as President of the San Diego Private Industry Council and as Executive Director of the San Diego Regional Employment and Training Consortium. Mr. Moore is 48 years of age.

Mr. IRA H. SHARP, has been a Director of the Company since January 1990. Mr. Sharp has been the owner, Chief Executive Officer and General Counsel of Alderson Reporting Company, Inc., a court-reporting and litigation-support services firm in Washington, D.C. since 1984. Mr. Sharp also served in the same capacities for Alderson from 1977 until 1983. During the period of his absence from Alderson, Mr. Sharp was a lawyer in private practice. Mr. Sharp is 54 years of age.

Mr. JOHN F. STALEY, has been a Director of the Company since January 1989. From 1972 to the present, Mr. Staley has been a partner in Staley, Jobson and Wetherell, a law firm Mr. Staley founded, located in Pleasanton, California. Mr. Staley was also the founder and a director of Lab Sales of California and P.M. America, which were corporations involved in the manufacturing, sale and distribution of blood-analyzing machines and which were sold to Dynatech Corporation in 1982. From 1982 to the present, Mr. Staley has been a co-founder of the Bank of Livermore, California. Mr. Staley is 53 years of age.

EXECUTIVE OFFICERS

Set forth below is certain information about the executive officers of Photomatrix and its subsidiaries as of June 1, 1997.

MR. SUREN G. DUTIA has served as the President and Chief Executive Officer of the Company since January 1989.

MR. ROY L. GAYHART joined Photomatrix as Chief Financial Officer and Secretary on April 18, 1997. From 1994 to 1997, Mr. Gayhart was President of Sutherland-Gayhart, Inc., a private investment company which specialized in small start-up and bridge financing investments. From 1992 to 1994 he served as Chief Financial Officer, and later Vice President of International Operations for Lottery Enterprises, Inc. Mr. Gayhart has also served as Chief Financial Officer and Chief Operating Officer for the Shorebreak Division of South Carolina Tees, Inc. (from 1991 to 1992), Jacks Incorporated (from 1988 to 1991) and Nu-Ear Electronics, Inc. (from 1984 to 1988). Mr. Gayhart is a CPA and was an audit manager with Arthur Andersen LLP. Mr. Gayhart is 47 years of age.

MR. CHARLES H. FRADY has served as Controller and Treasurer since January, 1997. Mr. Frady joined Photomatrix in 1995 as Division Controller. From 1993 to 1995, he served as Senior Cost Accountant for Eaton Leonard Corporation. From 1990 to 1993, Mr. Frady was Accounting Manager for PacOrd, Inc. From 1987 to 1990, he was Controller for Bell Industries, Inc. Mr. Frady is 55 years of age.

Set forth below is certain information about significant employees of the Company as of June 1, 1997.

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

MR. ROGER BURTON joined Photomatrix in 1986 as the Managing Director of Photomatrix, Ltd., its wholly owned United Kingdom-based subsidiary. Prior to joining Photomatrix, Mr. Burton was Co-Director of Rosstech Designs, Ltd., specializing in electro-mechanical design consulting and prototype manufacturing.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years to the Chief Executive Officer as of March 31, 1997.


                             SUMMARY COMPENSATION TABLE

                                         Annual Compensation             Long Term
    Name and              Fiscal    ----------------------------    Compensation Stock
Principal Position         Year     Salary     Bonus     Other(1)        Option Shares
------------------        ------    ------     -----     --------     --------------------
Suren G. Dutia            1997      $154,400   $30,000   $15,000              --
  President and Chief     1996      $165,000      --     $13,900            191,667
  Executive Officer       1995      $163,300   $10,000   $15,200            100,000


(1) Includes Company matching contributions to the Photomatrix Savings and Investment Plan ($4,800, $4,400, and $4,300) and supplemental life and medical premiums ($10,200, $9,500, and $10,900) for 1997, 1996 and 1995,
respectively.

Employment Agreements. Mr. Dutia is employed under an employment agreement that expires in June 1998. The Cash Compensation, Savings and Investment Plan, Supplemental Life Insurance and Medical Premium plans provided to Mr. Dutia, as described above, were provided in accordance with that employment contract. If Mr. Dutia's employment is terminated by the Company without cause, then he will be entitled to receive his base salary and health insurance benefits for the remainder of the term.

Officers Severance Policy. In 1988, the Company's Board of Directors adopted an Officers Severance Policy that was modified in November 1990 and February 1997. Under the policy, Mr. Dutia is to receive twelve weeks' compensation upon termination, in addition to amounts due him under his employment contract, and Mr. Gayhart and Mr. Frady are to receive eight weeks' compensation upon termination of employment by the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of June 18, 1997, Lorne House Trust was the only shareholder known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock. As of that date, Lorne House Trust was the beneficial owner of 1,054,002 shares, representing 20.74 percent of the Company's outstanding stock. These shares are beneficially owned by Lorne House Trust as trustee of the Bulldog trust and the Pitkin trust, irrevocable trusts established by Sam Wyly and Charles J. Wyly, Jr., respectively. The record holders are Tensas, Ltd. and Roaring Creek, Ltd., which are corporations wholly owned by such trusts. Sam Wyly and Charles J. Wyly, Jr. disclaim beneficial ownership of these shares.

The following table sets forth certain information regarding the ownership of Photomatrix common stock by Directors and Executive Officers:

                                                          Percent of Shares of
                              Shares of Common Stock      Common Stock
Name of Beneficial            Beneficially Owned          Outstanding
Owner or Group                as of June 10, 1997(1)      as of June 10, 1997(1)
--------------                ----------------------      ----------------------

Suren G. Dutia
  President, CEO and
  Chairman of the Board(2)           278,033                     5.46%

Patrick W. Moore, Director            41,667                     *

Roy Gayhart
 Chief Financial Officer,
 Secretary                                 0                     *

Charles H. Frady
  Controller, Treasurer                1,667                     *

Ira H. Sharp, Director                43,333                     *

John F. Staley, Director              75,333                     1.48%

All directors and executive
  officers as a group(2)             440,033                     8.35%

(1) Includes and reflects the ownership by the named director or officer of shares of Common Stock subject to options exercisable within 60 days of June 18, 1997.

(2)   Includes options to purchase 100,000 shares.

* less than 1%



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the acquisition of Photomatrix, Photomatrix restructured outstanding indebtedness to members and affiliates of the Wyly family into non-negotiable seven-year term notes bearing interest at the rate of eight percent per annum. The total principal amount of the notes payable to members of the Wyly family and their affiliates as of March 31, 1997 is $527,000.

                                       PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS, SCHEDULE AND EXHIBITS

The following consolidated financial statements are filed herewith:

      Consolidated Balance Sheets as of March 31, 1997 and 1996

      Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995

      Consolidated Statements of Shareholders' Equity for the years ended March 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995.

      Notes to Consolidated Financial Statements

The schedule filed herewith is set forth in the Index to Financial Statement Schedule. Other financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions and, therefore, have been omitted.

REPORTS ON FORM 8-K.

      The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                             INDEPENDENT AUDITORS' REPORT

The Board of Directors and
Shareholders of Photomatrix, Inc.

We have audited the accompanying consolidated balance sheets of Photomatrix, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photomatrix, Inc.and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                  KPMG Peat Marwick LLP


San Diego, California
May 29, 1997, except for Note 11, as to
     which the date is June 6, 1997

                         PHOTOMATRIX, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 1997 AND 1996

                                                          1997           1996
                                                      -----------     -----------
ASSETS
Current assets:
 Cash and cash equivalents                            $   812,000     $   255,000
 Accounts receivable, net of allowance
  of $111,000 and $76,000, respectively                  1,602,000       1,904,000
 Inventories                                            2,520,000       3,093,000
 Prepaid expenses and other                               149,000         156,000
 Net assets of discontinued operation (Note 2)               --         3,084,000
                                                       ----------     -----------
   Total current assets                                 5,083,000       8,492,000
                                                       ----------     -----------

Property and equipment, at cost                         1,986,000       2,310,000
Less accumulated depreciation and amortization           (640,000)       (831,000)
                                                       ----------     -----------
  Net property and equipment                            1,346,000       1,479,000
                                                       ----------     -----------

Intangible assets, net of accumulated
 amortization  of $1,512,000 and $970,000
 (Note 1)                                               2,053,000       2,433,000

Other assets                                               83,000         177,000
                                                      -----------     -----------
                                                      $ 8,565,000     $12,581,000
                                                      -----------     -----------
                                                      -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                    $   844,000     $ 1,145,000
  Accrued liabilities and other (Note 8)                  590,000         326,000
  Customer deposits (Note 8)                              613,000         836,000
  Line of credit (Note 6)                                      --         170,000
  Current maturities of term note (Note 6)                     --         250,000
  Current maturities of notes payable to
   related parties (Note 5)                               152,000         141,000
  Net liabilities of discontinued operation
   (Note 2)                                               452,000              --
                                                      -----------     -----------
   Total current liabilities                            2,651,000       2,868,000

Notes payable to related parties (Note 5)                 375,000         527,000

Other non-current liabilities (Note 6)                     40,000         621,000

Commitments and contingencies (Note 10)

Shareholders' equity (Note 4):
   Preferred stock, 3,173,000 shares
    authorized                                             -                -
   Common stock, no par value; 30 million
    shares authorized, 5,083,000 and 5,715,000
    issued and outstanding                             19,351,000      20,093,000
   Accumulated deficit                                (13,998,000)    (11,591,000)
   Cumulative translation adjustment                      146,000          63,000
                                                      -----------     -----------
   Total shareholders' equity                           5,499,000       8,565,000
                                                      -----------     -----------
                                                      $ 8,565,000     $12,581,000
                                                      -----------     -----------
                                                      -----------     -----------

The accompanying notes are an integral part of these consolidated balance sheets.


                        PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                            1997             1996            1995
                                                       -------------    -------------    -----------
Revenue:
   Equipment and software                              $  6,730,000     $  6,979,000     $  8,132,000
   Services                                               1,964,000        2,113,000        1,580,000
                                                       ------------     ------------     ------------
   Total revenue                                          8,694,000        9,092,000        9,712,000
                                                       ------------     ------------     ------------

Cost of revenue:
   Equipment and software                                 5,180,000        4,881,000        5,417,000
   Services                                               1,220,000        1,278,000        1,238,000
                                                       ------------     ------------     ------------
   Total cost of revenue                                  6,400,000        6,159,000        6,655,000
                                                       ------------     ------------     ------------

Gross profit                                              2,294,000        2,933,000        3,057,000
                                                       ------------     ------------     ------------

Operating costs and expenses:
   Selling, general and administrative                    3,311,000        3,592,000        3,256,000
   Research and development                                 807,000          485,000          429,000
   Facility consolidation and relocation                    520,000             -                -
                                                       ------------     ------------     ------------
   Total operating costs and expenses                     4,638,000        4,077,000        3,685,000
                                                       ------------     ------------     ------------

Operating loss                                           (2,344,000)      (1,144,000)        (628,000)
                                                       ------------     ------------     ------------

Other income (expense), net:
   Interest expense (Notes 5 and 6)                         (92,000)        (228,000)        (122,000)
   Other, net                                               250,000           11,000          (19,000)
                                                       ------------     ------------     ------------
   Net other income (expense)                               158,000         (217,000)        (141,000)
                                                       ------------     ------------     ------------

Loss from continuing operations
   before income taxes                                   (2,186,000)      (1,361,000)        (769,000)
Provision for income taxes (Note 7)                         104,000            7,000           22,000
                                                       ------------     ------------     ------------
Loss from continuing operations                          (2,290,000)      (1,368,000)        (791,000)
                                                       ------------     ------------     ------------

Income (loss) from discontinued operations (Note 2)        (251,000)        (336,000)         658,000
Gain on sale of discontinued operation (Note 2)             134,000             -                -
                                                       ------------     ------------     ------------

Net Loss                                               $ (2,407,000)    $ (1,704,000)      $ (133,000)
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------


Net income (loss) per share:
   Continuing operations                               $      (0.44)    $      (0.24)      $    (0.13)
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------
   Discontinued operations                             $      (0.02)    $      (0.06)      $     0.11
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------
   Net loss                                            $      (0.46)    $      (0.30)      $    (0.02)
                                                       ------------     ------------     ------------
                                                       ------------     ------------     ------------

    The accompanying notes are an integral part of these consolidated statements.

                           PHOTOMATRIX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                          Common Stock                         Cumulative
                                      ----------------------    Accumulated   Translation
                                       Shares        Amount        Deficit     Adjustment      Total
                                      ---------   -----------   ------------   ----------   -----------
Balance, March 31, 1994               5,683,000   $20,080,000   $(9,754,000)   $(58,000)    $10,268,000

Exercise of warrants and options
 (Note 4)                                36,000        46,000                                    46,000

Other                                                   6,000                    62,000          68,000

Net loss                                                           (133,000)                   (133,000)
                                      ---------   -----------   ------------   ----------   -----------

Balance, March 31, 1995               5,719,000    20,132,000     (9,887,000)       4,000    10,249,000

Other                                    (4,000)      (39,000)                     59,000        20,000

Net loss                                                          (1,704,000)                (1,704,000)
                                      ---------   -----------   ------------   ----------   -----------

Balance, March 31, 1996               5,715,000    20,093,000    (11,591,000)      63,000     8,565,000

Common stock cancelled to settle
  disagreements with ICL (Note 2)      (666,000)     (748,000)                                 (748,000)

Exercise of options (Note 4)             34,000         6,000                                     6,000

Other                                                                              83,000        83,000

Net loss                                                          (2,407,000)                (2,407,000)
                                      ---------   -----------   ------------   ----------   -----------
Balance, March 31, 1997               5,083,000   $19,351,000   $(13,998,000)  $  146,000   $ 5,499,000
                                      ---------   -----------   ------------   ----------   -----------
                                      ---------   -----------   ------------   ----------   -----------

         The accompanying notes are an integral part of these consolidated statements.


                        PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                      1997             1996            1995
                                                                 -------------    -------------    -----------
Operations:
   Loss from continuing operations                               $ (2,290,000)    $ (1,368,000)    $ (791,000)
   Adjustments:
   Depreciation and amortization                                      903,000          809,000        693,000
   Loss on disposal of tangible assets                                 27,000             -              -
   Changes in assets and liabilities:
      Accounts receivable                                             302,000          179,000       (617,000)
      Inventories                                                     573,000         (848,000)        87,000
      Prepaid expenses and other                                        7,000           58,000        (92,000)
      Accounts payable                                               (301,000)         412,000        (24,000)
      Accrued liabilities and other                                   264,000          (96,000)       (79,000)
      Customer deposits                                              (223,000)         343,000           -
                                                                 -------------    -------------    -----------
   Cash used in continuing operations                                (738,000)        (511,000)      (823,000)
   Cash provided by discontinued operations                           508,000          971,000        940,000
                                                                 -------------    -------------    -----------
Cash provided (used in) by operations                                (230,000)         460,000        117,000
                                                                 -------------    -------------    -----------

Investing activities:
   Proceeds from sale of discontinued operation                     2,000,000             -              -
   Purchase of property and equipment                                (267,000)        (276,000)      (693,000)
   Product development additions                                     (162,000)        (533,000)      (384,000)
   Decrease (increase) in other assets                                 94,000          (78,000)         5,000
                                                                 -------------    -------------    -----------
Cash provided by (used in) investing activities                     1,665,000         (887,000)    (1,072,000)
                                                                 -------------    -------------    -----------

Financing activities:
   Issuance of common stock                                             6,000           26,000         52,000
   (Repayment of) proceeds from credit facility, net (Note 6)        (826,000)         524,000        500,000
   Repayment of notes payable to related parties (Note 5)            (141,000)        (108,000)          -
   Other                                                                 -              (8,000)       (20,000)
                                                                 -------------    -------------    -----------
Cash provided by (used in) financing activities                      (961,000)          434,000       532,000
                                                                 -------------    -------------    -----------

Effects of exchange rates on cash                                      83,000           59,000         62,000
                                                                 -------------    -------------    -----------

Increase (decrease) in cash and cash equivalents                      557,000           66,000       (361,000)

Cash and cash equivalents, beginning of year                          255,000          189,000        550,000
                                                                 -------------    -------------    -----------

Cash and cash equivalents, end of year                              $ 812,000        $ 255,000      $ 189,000
                                                                 -------------    -------------    -----------
                                                                 -------------    -------------    -----------


           The accompanying notes are an integral part of these consolidated statements.


                                  PHOTOMATRIX, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Photomatrix, Inc. and its wholly-owned subsidiaries (the consolidated entity referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

The Company primarily develops, manufactures, sells and services high-performance document and aperture card scanners to legal, financial, government and commercial enterprises.

CASH EQUIVALENTS

Cash equivalents include all highly liquid investments with an original maturity of three months or less.

INTANGIBLE ASSETS (INCLUDING SOFTWARE DEVELOPMENT COSTS)

Intangible assets are comprised of software development costs and costs in excess of net assets acquired (goodwill).

Software development costs incurred to establish technological feasibility are expensed when incurred. Subsequent costs are capitalized and amortized beginning when the related product is available for general release to customers. The amortization recorded for such products each year equals the greater of (i) the amount computed using the ratio that current revenue bear to total current and anticipated revenue, or (ii) the amount computed using the straight-line method over the remaining useful life of the product not to exceed a total life of five years. Unamortized computer software costs, included in intangible assets, were $647,000 and $816,000 as of March 31, 1997 and 1996, respectively. Amortization expense for capitalized software costs was $279,000, $139,000 and $55,000 for fiscal years 1997, 1996 and 1995, respectively.

The goodwill, amounting to $936,000 as of March 31, 1997, is related to the acquired Photomatrix technology and is being amortized over a period of ten years.

Management periodically assesses the realizability of all intangible assets, and records impairment allowances when appropriate. For the year ended
March 31, 1997, the Company recorded such an impairment allowance of $81,000 related to a discontinued product line. No other such allowances were recorded in the years ended March 31, 1996 and 1995.

FOREIGN CURRENCY TRANSLATION

The accounts of the Company's foreign subsidiary are measured using local currency as the functional currency; assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from operations and accumulated in a separate component of shareholders' equity ("cumulative translation adjustment"). Gains and losses from foreign currency transactions are not significant and are included in selling, general and administrative expenses in the consolidated statements of operations.


INVENTORIES

Inventories include material, labor and overhead valued at the lower of cost (first-in, first-out) or market, and consist of the following as of March 31, 1997 and 1996:

                                                  1997           1996
                                              ------------   ------------
     Raw materials                            $  1,715,000   $  2,109,000
     Work in process                               375,000        535,000
     Finished goods                                430,000        449,000
                                              ------------   ------------
                                              $  2,520,000   $  3,093,000
                                              ------------   ------------
                                              ------------   ------------


REVENUE RECOGNITION

Equipment and software sale revenue are recognized upon transfer of the risk of ownership to the customer which typically occurs upon shipment from either the Company's or its agent's distribution location. The Company has no significant obligations related to software sales subsequent to delivery and subsequent to management's assessment that the collectibility of the related receivable is probable. Service revenue is recognized over the related contract period for maintenance contracts, or as the services are rendered.

PROPERTY AND EQUIPMENT

Substantially all property and equipment is demonstration equipment, manufacturing equipment and personal computers used in the Company's assembly, product development, sales and administrative activities. These items are stated at cost. Depreciation is provided over the estimated useful lives, typically three to five years, using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share has been computed based on the weighted average number of common shares and common equivalent shares (the dilutive effect of stock options and warrants) outstanding during the year. The weighted average number of common shares and common equivalent shares used in computing income (loss) per share is 5,219,000, 5,742,000, and 5,959,000 in fiscal years 1997, 1996 and 1995, respectively. Primary and fully diluted income (loss) per share are the same for all periods presented.

STOCK OPTIONS

Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma loss per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

SIGNIFICANT CUSTOMERS

One customer (Bell & Howell) accounted for 17 percent of the Company's total revenue for fiscal year 1997. No other customer accounted for more than 10 percent of the Company's total revenue during the years presented.

PRODUCT WARRANTY COSTS

The Company provides product warranties and software support services to customers as part of its standard sales agreement. The warranties cover the service costs associated with hardware and software defects and range in term from 90 days to one year from date of sale.

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid approximates the amount expensed for the year ended March 31, 1997. However, in the year ended March 31, 1997, income tax expense of $104,000 exceeds income tax payments of $5,000 due to the increase in the valuation allowance related to the deferred tax asset during the year. Refer to Note 7 below for a detailed discussion of income taxes.

Interest and income taxes paid approximate the amounts expensed in the years ended March 31, 1996 and 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the fair values be disclosed for the Company's financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other, and customer deposits approximate their fair values because of the short-term nature of these instruments. The carrying amounts reported for the line of credit, notes payable to related parties, and other non-current liabilities approximate fair value because the underlying instruments bear interest at rates that are comparable to rates available to the Company for similar debt instruments.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the current-year presentation.


2.  DIVESTITURE AND DISCONTINUATION

XSCRIBE LEGAL SYSTEMS, INC.

As more fully described in the Company's Form 8-K dated July 31, 1996 (filed August 13, 1996), on July 31, 1996, the Company sold substantially all of the assets and the business of its wholly owned subsidiary, Xscribe Legal Systems, Inc. ("Legal Systems"), to Stenograph Corporation ("Stenograph") in exchange for $2 million cash paid at closing, a $180,000 note delivered at closing, and the assumption by Stenograph of substantially all of the current liabilities ($844,000) of Legal Systems (excluding certain contingent liabilities). The contingent liabilities retained by the Company consist primarily of all income, property, sales and employment tax contingencies of Legal Systems, if any, and all products liability contingencies of Legal Systems for product sold prior to July 31, 1996. The Company also agreed to indemnify Stenograph, subject to certain limitations, upon the occurrence of certain events and with respect to retained contingent liabilities.

The Company recognized a gain on the sale of Legal Systems of $134,000. The discontinued business accounted for 33% and 35% of the Company's revenue for the years ended March 31, 1996 and 1995, respectively. Current- and prior-period balances have been reclassified to segregate Legal Systems as a discontinued operation.

LEXIA SYSTEMS, INC.

In December 1996, the Board of Directors of the Company approved a plan to discontinue the operations of Lexia Systems, Inc. ("Lexia"). In recent periods, Lexia's operating results have turned from profits to losses, and management believes these operational reverses to be permanent in nature.
The Company is currently negotiating to sell this operation. Lexia's operational results have been reclassified as a discontinued operation for the respective years presented herein. Lexia's balance sheets have similarly been reclassified as net assets (liabilities) of discontinued operations as of March 31, 1997 and 1996, respectively.

Previously, the Company had certain disagreements with the seller of the assets and operations which comprised Lexia. Under the terms of a settlement reached in August, 1996, the relinquished certain rights, including its exclusive reselling rights, in exchange for cancellation of 666,000 shares of the Company's common stock previously owned by the seller.

OTHER DISCONTINUED OPERATIONS

In fiscal year 1994, the Company discontinued its microfilming service bureau, and in fiscal year 1996, the Company discontinued its imaging service bureau. The accompanying consolidated financial statements reflect this business as discontinued operations. Revenue from this discontinued business was $51,000, and $177,000 in fiscal years 1996 and 1995, respectively.

Net liabilities of discontinued operations as of March 31, 1997 totaled $3,084,000 and was primarily comprised of accounts receivable, inventories, property and equipment, accounts payable, accrued liabilities and customer deposits.

3.  SEGMENT INFORMATION

Photomatrix operates predominantly in a single industry as a manufacturer of document and aperture card scanners. The Company's operations are located primarily in the United States and the United Kingdom. Geographical segment information follows for 1997, 1996, and 1995:


GEOGRAPHIC AREAS                               1997            1996            1995
                                           ------------    ------------    -----------
REVENUE:
  United States:
    Domestic and export customers          $  6,797,000    $  6,917,000    $ 7,960,000
    Inter-area                                  923,000       1,399,000        646,000
                                           ------------    ------------    -----------

  Total United States                         7,720,000       8,316,000      8,606,000
  Foreign                                     1,897,000       2,175,000      1,752,000
  Eliminations                                 (923,000)     (1,399,000)      (646,000)
                                           ------------    ------------    -----------
    Total                                  $  8,694,000    $  9,092,000    $ 9,712,000
                                           ------------    ------------    -----------
                                           ------------    ------------    -----------

OPERATING INCOME (LOSS):
  United States                          $  (2,006,000)    $   (978,000)   $  (860,000)
  Foreign                                     (348,000)         (97,000)       232,000
  Eliminations                                  10,000          (69,000)           --
                                           ------------    ------------    -----------
    Total                                $  (2,344,000)    $ (1,144,000)   $  (628,000)
                                           ------------    ------------    -----------
                                           ------------    ------------    -----------


IDENTIFIABLE ASSETS:
  United States                            $  7,189,000    $ 10,619,000   $ 12,147,000
  Foreign                                     1,366,000       2,031,000      1,075,000
  Eliminations                                   10,000         (69,000)       (20,000)
                                           ------------    ------------    -----------
    Total                                  $  8,565,000    $ 12,581,000   $ 13,202,000
                                           ------------    ------------    -----------
                                           ------------    ------------    -----------

4.  SHAREHOLDERS' EQUITY

The Company has two existing common stock option plans under which an aggregate of 699,999 shares of the Company's common stock may be issued through qualified incentive stock options or non-qualified stock options. The Company has a third plan which expired in fiscal 1994 with approximately 100,000 options still outstanding. Under the terms of the existing plans, incentive stock options are granted at an exercise price which is not less than 100 percent of the fair market value of the Company's common stock at the date of grant; non-qualified options are granted at not less than 85 percent of the fair value at the date of grant. Options are exercisable within the period and in the increments as determined by the Company's Board of Directors or plan administration committee appointed by the Board of Directors.

At March 31, 1997, there were 21,835 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $0.62 and $0.63 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0.0%, volatility of 75.8%, risk-free interest rate of 6.0%, and an expected life of 5 years; 1996 - expected dividend yield 0.0%, volatility of 75.8%, risk-free interest rate of 6.0%, and an expected life of 5 years.

The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                  1997           1996
                                              -----------     -----------
Net loss, as reported                         $(2,407,000)    $(1,704,000)
Pro forma                                     $(2,578,000)    $(1,771,000)
Loss per share, as reported                        $(0.46)         $(0.30)
Pro forma loss per share                           $(0.49)         $(0.31)

Pro forma net loss reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 2-3 years and compensation cost for options granted prior to April 1, 1995 is not considered.

Additional information with respect to the options under the plans follows (See
Note 11):

                                          Shares    Price per share     Total
                                        --------    ---------------  ----------
Options outstanding, March 31, 1994      551,500     $0.18 - $3.94   $  840,400
    Options granted                      339,000     $1.69 - $4.13    1,000,100
    Options exercised                    (30,833)    $0.38 - $2.16      (44,000)
    Options canceled                    (142,800)    $2.16 - $4.12     (507,900)
                                        --------    ---------------   ---------
Options outstanding, March 31, 1995      716,867     $0.18 - $4.13   $1,288,600
    Options granted                      760,665     $ .69 - $1.25      633,812
    Options exercised                         --           --                --
    Options canceled                    (649,034)    $0.88 - $4.13   (1,260,465)
                                        --------    ---------------  ----------
Options outstanding, March 31, 1996      828,498     $0.18 - $3.56   $  661,947
    Options granted                      195,000     $0.44 - $0.94      105,000
    Options exercised                    (33,333)        $0.18           (6,000)
    Options canceled                    (242,833)    $0.38 - $3.56     (227,839)
                                        --------    ---------------  ----------
Options outstanding, March 31, 1997      747,332     $0.18 - $1.25   $  533,108
                                        --------    ---------------  ----------
                                        --------    ---------------  ----------
Options exercisable, March 31, 1997      356,166     $0.18 - $1.25   $  237,869
                                        --------    ---------------  ----------
                                        --------    ---------------  ----------

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

In addition to the options described above, the Company had outstanding warrants and other options to acquire common shares as follows:

               Shares        Exercise Price          Expiration
               ------        --------------         --------------
               33,333            $0.42              December, 2003
               75,000            $1.00              August, 2000


Subsequent to March 31, 1997, the Company canceled the warrant to purchase 75,000 shares at an exercise price of $1.00 per share (listed above) and re-issued a separate warrant to purchase 75,000 shares at an exercise price of $0.44 per share with an expiration date of April, 2002.

The Company is authorized to issue 3,173,275 shares of its preferred stock. No preferred shares were outstanding in the three years ended March 31, 1997.

5.  RELATED PARTY TRANSACTIONS

In connection with the acquisition of Photomatrix in the year ended March 31, 1994, $777,000 of amounts due to affiliates of Photomatrix's then-majority shareholders (presently shareholders of the Company) were converted into seven year notes payable which mature in April 2000. These notes bear interest at a rate of 8% per annum. Interest-only payments were due monthly during the first two years. Interest and principal are due in equal monthly installments (beginning in May 1995) for years three through seven. Interest expense related to these notes was $48,000, $59,000 and $62,000 in the years ended March 31, 1997, 1996 and 1995, respectively. As of March 31, 1997 $527,000 was outstanding under these notes.

6.  LINE OF CREDIT

The Company has a line of credit with a bank to borrow a total of $750,000 of which zero was outstanding at March 31, 1997. This line of credit accrues interest on outstanding borrowings at prime plus 2-1/2% per annum. Total borrowings under the line of credit are limited to the lesser of $750,000 or 70% of eligible accounts receivable (as defined). Total borrowings are limited to $750,000 as of March 31, 1997. The Company is required to 1) maintain a minimum tangible net worth of $3,050,000 through April 29, 1997, and a minimum tangible net worth of $2,800,000 thereafter, 2) maintain a ratio of total liabilities to tangible net worth of not greater than 1.1 to 1.0, 3) maintain working capital of $2,000,000 through April 29, 1997 and $1,750,000 thereafter, and 4) maintain a current ratio of 1.7 to 1.0. The line of credit expires in August 1997 and is subject to a 1% non-utilization fee charged on the average daily unused portion of the line, payable quarterly in arrears. Outstanding borrowings under this line of credit are collateralized by all of the Company's assets.

Line of credit activity for 1997, 1996 and 1995 was as follows:

                                              1997        1996        1995
                                            --------   ----------   --------
Interest expense                            $  7,000   $   46,000   $ 49,000
Average interest rate                           7.4%         8.5%       9.1%
Average month-end balance outstanding       $ 99,000   $  536,000   $520,000
Maximum month-end balance outstanding       $460,000   $1,170,000   $940,000


As part of the credit facility which the Company maintained during a portion of the years ended March 31, 1997 and 1996, the Company also had a term loan with outstanding balances of zero and $854,000 as of March 31, 1997 and 1996, respectively. Interest on this term loan accrued at a rate of prime plus 1-1/2% per annum. Interest expense on the term note during the years ended March 31, 1997, 1996 and 1995 was $23,000, $61,000 and zero, respectively.

7.  INCOME TAXES

The components of loss before income taxes are as follows:

                                         1997          1996          1995
                                     -----------   ------------   ----------
U.S. continuing operations           $(1,820,000)  $ (1,258,000)  $ (812,000)
U.S. discontinued operations            (117,000)      (336,000)     658,000
Foreign                                 (366,000)      (103,000)      43,000
                                     -----------   ------------   ----------
                                     $(2,303,000)  $ (1,697,000)  $ (111,000)
                                     -----------   ------------   ----------
                                     -----------   ------------   ----------

The provision for taxes consists of the following for fiscal years 1997, 1996 and 1995:

                                         1997          1996          1995
                                     -----------   ------------   ----------
Current:
    Federal                          $      --     $       --     $    6,000
    State                                  1,000          7,000       16,000
    Foreign                                 --             --            --
                                     -----------   ------------   ----------
                                           1,000          7,000       22,000
Deferred                                 103,000           --            --
                                     -----------   ------------   ----------
                                     $   104,000   $      7,000   $   22,000
                                     -----------   ------------   ----------
                                     -----------   ------------   ----------

A reconciliation from the Federal income tax provision computed at the statutory rate to the actual provision for taxes on loss from continuing operations for fiscal years 1997, 1996 and 1995 is as follows:

                                         1997          1996          1995
                                     -----------   ------------   ----------
Tax at statutory Federal tax rate    $  (744,000)   $  (463,000)  $ (261,000)
State income taxes (net of
    Federal benefit)                        --            5,000       10,000
Federal impact on continuing
    operations from change in
    valuation allowance                  848,000        465,000      223,000
Other                                       --             --         50,000
                                     -----------   ------------   ----------
                                     $   104,000   $      7,000   $   22,000
                                     -----------   ------------   ----------
                                     -----------   ------------   ----------

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities as of March 31, 1997 and 1996 are as follows:

                                                         1997           1996
                                                   ------------   ------------
         Deferred tax assets:
           Tax operating loss carryforward         $  4,624,000   $  3,944,000
           Inventory and other reserves                 256,000        559,000
           Tax basis of intangible assets
             greater than book basis                    193,000        174,000
           Other                                        145,000        211,000
                                                   ------------   ------------
                                                      5,218,000      4,888,000
           Less valuation allowance                  (4,488,000)    (3,793,000)
                                                   ------------   ------------
                                                        730,000      1,095,000
                                                   ------------   ------------

           Deferred tax liabilities:
           Book basis of intangible assets
             greater than tax basis                    (461,000)      (537,000)
           Software capitalization                     (239,000)      (414,000)
           Other                                        (30,000)       (41,000)
                                                   ------------   ------------
                                                       (730,000)      (992,000)
                                                   ------------   ------------

         Net deferred tax asset (included
           in other assets)                        $       --     $    103,000
                                                   ------------   ------------
                                                   ------------   ------------


The Company has recorded net tax assets in an amount approximately equal to net tax liabilities because management believes that these items will offset in future periods, considering statutory carryforward periods and limitations. Subject to future reassessment of future income potential, the Company has fully reserved for all deferred tax assets in excess of deferred tax liabilities.

As of March 31, 1997, the Company has available for Federal income tax purposes a net operating loss ("NOL") carryforward of approximately $13,600,000 which can offset future consolidated taxable income and which begins to expire in fiscal year 2000. The utilization of about $7,900,000 of this NOL is subject to an annual limitation of about $800,000. The remainder of $5,700,000 is currently available.


8.  ACCRUED LIABILITIES AND CUSTOMER DEPOSITS

Accrued liabilities and other consist of the following as of March 31, 1997 and 1996:

                                                         1997           1996
                                                   ------------   ------------
         Compensation and related items            $    210,000     $  235,000
         Other                                          380,000         91,000
                                                   ------------   ------------
                                                   $    590,000     $  326,000
                                                   ------------   ------------
                                                   ------------   ------------

In November 1995, the Company settled certain disagreements with Eastman Kodak whereby Kodak discontinued its purchases of Photomatrix COM duplicators and guaranteed certain future annual levels of spare-parts purchases. In each calendar year 1996 and 1995, Kodak did not meet its annual obligations and, as a result, made a one-time payment to the Company in fiscal year 1997 of $250,000, which has been classified as other income in these consolidated financial statements. In December 1996 and 1995,

Kodak advanced to the Company $500,000 and $608,000, respectively (the entire respective calendar-year shortfall) as a prepayment against future spare-parts purchases. Of the total prepayments made in the years ended March 31, 1997 and 1996, $273,000 and $309,000 remained as of March 31, 1997 and 1996, respectively, and are included in customer deposits in the accompanying consolidated balance sheets.

9.  EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution savings and investment plans for the benefit of all full-time employees. The Company's expense related to the plans was $39,000, $54,000 and $28,000 in 1997, 1996 and 1995, respectively.
The Company has no significant post-employment or post-retirement obligations that would require accrual under SFAS 106 or 112.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company's operations are conducted in facilities which are occupied under operating leases. The leases require payment of taxes, maintenance expenses and insurance. Rental expense (net of rents under sublease of $187,000, $150,000 and $93,000 in 1997, 1996 and 1995, respectively) incurred under operating leases (including leases which have expired) was $246,000, $232,000 and $208,000, in 1997, 1996 and 1995, respectively.

Future minimum lease commitments (net of minimum rents receivable under sublease of $25,000 in 1998 ) as of March 31, 1997, are as follows:

                   1998                     $   245,000
                   1999                         281,000
                   2000                         288,000
                   2001                         295,000
                   2002                         288,000
                   2003 and thereafter          571,000
                                            -----------
                                            $ 1,968,000
                                            -----------
                                            -----------


LEGAL PROCEEDINGS

The Company has been a defendant in three product liability cases pending in the United States District Court, Eastern District of New York (BERNHART V. XSCRIBE ET AL. (92 Civ. 3931), GALFIN V. XSCRIBE (92 Civ. 2582), and HAGIPADELIS V. XSCRIBE (95 Civ. 1977)). Xscribe has tendered these claims to its insurance carriers, St. Paul Fire and Marine Insurance, and Federal Insurance Company, and St. Paul has assumed the Company's defense without reservation of right and Federal has agreed to share defense costs, subject to a reservation of rights. The insurance carriers have prevailed in all judgements rendered to date. It may take several years before this litigation is ultimately resolved. The Company believes that there is no merit to any of the three pending cases and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies. However, depending upon the outcome of these cases, the Company may be served in the future with additional claims or be subject to liability in excess of insurance policy limits.

The Company is not aware of any other legal proceedings to which it is a party.


11. SUBSEQUENT EVENT

On June 6, 1997, the Company's Board of Directors voted to adjust the exercise price of all outstanding stock options of all current directors and employees under its two stock option plans to $0.53 per share (equal to the fair market value on the date of grant).

                         QUARTERLY FINANCIAL DATA (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Fiscal Quarters Ended
                                       ----------------------------------------------
                                          June    September     December       March      Total
                                       --------   ---------     --------     --------    --------
FISCAL 1997
  Revenues                             $  1,700    $  2,720     $  2,451     $  1,823    $  8,694
  Gross profit                              457         641          666          530       2,294
  Loss from continuing operations          (658)       (436)        (196)      (1,000)     (2,290)
  Net loss                                 (738)       (415)        (199)      (1,055)     (2,407)
  Loss from continuing
    operations per share                  (0.12)      (0.09)       (0.04)       (0.20)      (0.44)
  Net loss per share                      (0.13)      (0.08)       (0.04)       (0.21)      (0.46)
  Average shares outstanding              5,716       5,050        5,050        5,061       5,219


FISCAL 1996
  Revenues                             $  1,884    $  2,368     $  2,744     $  2,096    $  9,092
  Gross profit                              571         879        1,168          315       2,933
  Income (loss) from continuing
    operations                             (429)       (256)          95         (778)     (1,368)
  Net loss                                 (447)       (189)         (88)        (980)     (1,704)
  Income (loss) from continuing
    operations per share                  (0.08)      (0.05)        0.02        (0.14)      (0.24)
  Net loss per share                      (0.08)      (0.03)       (0.02)       (0.17)      (0.30)
  Average shares outstanding              5,754       5,750        5,742        5,724       5,742


Note: The loss from continuing operations and the net loss for the quarter ended March, 1997, includes approximately $520,000 in costs related to the Company's move and consolidation of operations to its new facility in San Diego.


                        INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


      The following consolidated schedule of Photomatrix, Inc. and its subsidiaries is submitted herewith.

                                                                     Page

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . .  47

           SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS

                            PHOTOMATRIX, INC. AND SUBSIDIARIES

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                  Balance,                                   Balance,
                                 Beginning                                     End
Description                       of Year   Expense   Acquired   Write-Off   of Year
-------------------------------------------------------------------------------------
 FISCAL YEAR 1997
 ----------------------------

 Allowance for Uncollectible
      Accounts Receivable        $   76     $   46    $  -       $   11      $  111
                                 ----------------------------------------------------
                                 ----------------------------------------------------
 Inventory Excess and
      Obsolescence Reserve       $  592     $  130    $  -       $  572      $  150
                                 ----------------------------------------------------
                                 ----------------------------------------------------

 Warranty Reserve                $   35     $   16    $  -       $   -       $   51
                                 ----------------------------------------------------
                                 ----------------------------------------------------
 FISCAL YEAR 1996
 ----------------------------

 Allowance for Uncollectible
      Accounts Receivable        $   61     $   75    $  -       $   60      $   76
                                 ----------------------------------------------------
                                 ----------------------------------------------------
 Inventory Excess and
      Obsolescence Reserve       $  368     $  179    $  -       $  (45)     $  592
                                 ----------------------------------------------------
                                 ----------------------------------------------------

 Warranty Reserve                $   35     $   15    $  -       $   15      $   35
                                 ----------------------------------------------------
                                 ----------------------------------------------------

 FISCAL YEAR 1995
 ----------------------------
 Allowance for Uncollectible
      Accounts Receivable        $    3     $  30     $  30      $   2       $  61
                                 ----------------------------------------------------
                                 ----------------------------------------------------
 Inventory Excess and
      Obsolescence Reserve       $  405     $  89     $  -       $ 126       $ 368
                                 ----------------------------------------------------
                                 ----------------------------------------------------

 Warranty Reserve                $   35     $   -     $  -       $  -        $  35
                                 ----------------------------------------------------
                                 ----------------------------------------------------

               See accompanying independent auditors' report.

                                  EXHIBIT INDEX

      The exhibits listed under Item 14(c) are filed as part of this Annual Report on Form 10-KSB.

                  Executive Compensation Plans and Arrangements:
10.8     1992 Xscribe Stock Option Plan and sample agreement              (ix)
10.11    Executive Employment Agreement between the Company and
         Suren G. Dutia dated December 20, 1988.                          (ix)
10.24    Description of executive bonus arrangements and executive
         severance plan.                                                  (ix)
10.25    1994 Xscribe Stock Option Plan and sample agreements.            (ix)

         (b) Reports on Form 8-K
         No reports on Form 8-K were filed by Photomatrix during the fiscal quarter ended March 31, 1997.

         (c) Exhibits
3.1      Amended and Restated Articles of Incorporation
3.3      Bylaws
10.2     Settlement Agreement dated January 11, 1993 between              (iv)
         Photomatrix Corporation and Scan-Graphics, Inc.
10.4     Lease Agreement between Photomatrix and EVB Limited              (iv)
         Partnership-I dated December 17, 1987
10.5     Lease Agreement between Photomatrix Limited and Bermer           (iv)
         Limited dated May 31, 1989
10.6     Promissory Notes dated April 30, 1993 in the aggregate           (iv)
         principal amount of $776,607 payable to the following
         members of the Wyly family and affiliates: Sam Wyly,
         Charles Wyly, Jr., Evan Wyly, Donald Miller, First Dallas International, Ltd., and Premier Partners
10.7     Subcontract dated March 31, 1991 between PRC, Inc. and           (iv)
         Photomatrix
10.8     1992 Xscribe Stock Option Plan and Sample Agreement              (iv)
10.11    Executive Employment Agreement between the Company and            (i)
         Suren G. Dutia dated December 20, 1988
10.24    Description of executive bonus arrangements and executive        (iv)
         severance plan
10.25    1994 Xscribe Stock Option Plan and Sample Agreements            (vii)


10.30    Security and Loan Agreement between Imperial Bank and            (ix)
         Xscribe Corporation dated June 17, 1996 and related documents.

10.31    OEM Purchase Agreement for Photomatrix Scanners dated            (ix)
         February 8, 1996 between Bell & Howell Limited and
         Photomatrix Corporation. (Non-public information has been filed with the Securities and Exchange Commission)

10.32    OEM Purchase Agreement for Photomatrix Scanners dated            (ix)
         June 12, 1996 between Bell & Howell Operating Company and
         Photomatrix Corporation. (Non-public information has been filed with the Securities and Exchange Commission)

10.33 Facilities Lease Agreement between Photomatrix and Manufacturers Life dated November 7, 1996

10.34 Amendment No. 1 to Security and Loan Agreement with Imperial Bank, together with continuing guarantee and warrant agreements.

             21.1    Subsidiaries of the registrant as of March 31, 1997:
                     -  Photomatrix Imaging, Inc., Nevada
                     -  Lexia Systems, Inc., California
                     -  Xscribe Imaging, Inc., California
                     -  Xscribe Legal Systems, Inc., California

             23.2 Independent Auditors' Consent from KPMG Peat Marwick LLP dated June 30, 1997


             24.1    Power of Attorney (see signature pages)

              (i) Incorporated by reference to exhibits filed with the Company's Combined Annual Report to Shareholders and Annual Report on Form 10-K for the fiscal year ended March 31, 1991, filed with the Securities and Exchange Commission on June 26, 1991.

              (ii) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992, filed with the Securities and Exchange Commission on June 26, 1992.

             (iii) Incorporated by reference to exhibits filed with the Company's Post Effective Amendment No. 2 to its Registration Statement on Form S-2 (No. 33-43036) filed with the Securities and Exchange Commission on June 14, 1993.

              (iv) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993, filed with the Securities and Exchange Commission on June 29, 1993.

               (v) Incorporated by reference to exhibits filed with the Company's Current Report on Form 8-K dated October 25, 1993, filed with the Securities and Exchange Commission on November 5, 1993.

              (vi) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, filed with the Securities and Exchange Commission on June 29, 1994.

             (vii) Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-8 (No. _______) with the Securities and Exchange Commission on August 18, 1995.

            (viii) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, filed with the Securities and Exchange Commission on June 29, 1995.

            (ix) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, filed with the Securities and Exchange Commission on June 25, 1996.

(d)          Schedule

             Schedule II     Valuation and Qualifying Accounts

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 30, 1997.

                                  PHOTOMATRIX, INC.

                                  by  /s/
                                    ---------------------------------
                                    Suren G. Dutia, President, Chief
                                      Executive Officer and Chairman
                                      of the Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Suren G. Dutia and Roy L. Gayhart, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to the Report on Form 10-KSB and file the same with the exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or a substitute or substitutes, may do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE             CAPACITY                               DATE
---------             --------                               ----
/s/                                                       June 30, 1997
-------------------
Suren G. Dutia        President, Chief Executive Officer
                       and Chairman of the Board
/s/                                                       June 30, 1997
-------------------
Roy L. Gayhart        Chief Financial Officer
/s/                                                       June 30, 1997
-------------------
Charles H. Frady      Principal Accounting Officer
/s/                                                       June 30, 1997
-------------------
Patrick W. Moore      Director
/s/                                                       June 30, 1997
-------------------
Ira H. Sharp          Director
/s/                                                       June 30, 1997
-------------------
John F. Staley        Director

                       INDEPENDENT AUDITORS' REPORT ON SCHEDULE






The Board of Directors of Photomatrix, Inc.:

Under date May 29, 1997, except for Note 11, as to which the date is June 6, 1997, we reported on the consolidated balance sheets of Photomatrix, Inc.and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-KSB. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                      KPMG Peat Marwick LLP






San Diego, California
May 29, 1997

                                  BOARD OF DIRECTORS

Suren G. Dutia (3)                           Ira H. Sharp (1) (2) (3)
 President, Chief Executive Officer           Owner, Chief Executive Office and
 and Chairman of the Board                    General Counsel of Alderson
                                              Reporting

John F. Staley  (1) (2) (3)                  Patrick Moore (1) (2) (3)
 Partner in Staley, Jobson and                President of IPAC Manufacturing,
 Wetherell                                    Inc.


                              (1) Audit Committee Member
                          (2) Compensation Committee Member
                           (3) Nominating Committee Member


                                  EXECUTIVE OFFICERS

Suren G. Dutia                               Roy L. Gayhart
 President, Chief Executive Officer           Chief Financial Officer Secretary
 and Chairman of the Board


                                     HEADQUARTERS
                                  Photomatrix, Inc.
                             11065 Sorrento Valley Court
                             San Diego, California  92121
                                     (619)625-4400


                                 INDEPENDENT AUDITORS
                                KPMG Peat Marwick LLP
                                     750 B Street
                             San Diego, California  92101


                             TRANSFER AGENT AND REGISTRAR
                      American Stock Transfer and Trust Company
                                    40 Wall Street
                              New York, New York  10005


                                     TRADEMARKS
  Windows and Windows NT (Microsoft), Netware (Novell), TeamWARE (ICL) and Pentium (Intel) are registered trademarks of the indicated companies.