Form 10QSB
period 1997-06-30
PHOTOMATRIX INC/ CA
filed 1997-08-12
CIK 814427

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

(    )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from
                         to                       .

                         Commission file number 0-16055



                            PHOTOMATRIX, INC.

          (Exact name of registrant as specified in its charter)




             California                                95-3267788
   (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


   11065 Sorrento Valley Court, San Diego, California              92121
      (Address of principal executive offices)                  (Zip Code)



                              (619) 625-4400
           (Registrant's telephone number, including area code)


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

At June 30, 1997, 5,083,000 shares of Common Stock of the Registrant were outstanding.

                            PHOTOMATRIX, INC.

                                  INDEX


                                                                          Page
                                                                          ----
PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

        Condensed consolidated balance sheets as of June 30, 1997
          and March 31, 1997                                                1

        Condensed consolidated statements of operations for the
          three months ended June 30, 1997 and 1996                         2

        Condensed consolidated statements of cash flows for the
          three months ended June 30, 1997 and 1996                         3

        Notes to condensed consolidated financial statements                4

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                               5


PART II -- OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                                    8


SIGNATURES                                                                  9

                    PHOTOMATRIX,  INC.  AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND MARCH 31, 1997


                                                     June 30, 1997
                                                       (Unaudited)       March 31, 1997
                                                     --------------      --------------
CURRENT ASSETS:
     Cash                                             $    412,000        $    812,000
     Accounts receivable, net                            1,748,000           1,602,000
     Inventories                                         2,579,000           2,520,000
     Prepaid expenses and other                            192,000             149,000
                                                      ------------        ------------
TOTAL CURRENT ASSETS                                     4,931,000           5,083,000

PROPERTY AND EQUIPMENT, NET                              1,193,000           1,346,000

INTANGIBLES AND OTHER ASSETS, NET                        1,964,000           2,053,000

OTHER ASSETS                                                75,000              83,000
                                                      ------------        ------------
                                                      $  8,163,000        $  8,565,000
                                                      ------------        ------------
                                                      ------------        ------------

CURRENT LIABILITIES:
     Accounts payable                                 $    515,000        $    844,000
     Accrued liabilities and other                         646,000             590,000
     Customer deposits                                     489,000             613,000
     Line of credit                                             --                  --
     Current portion of notes payable                      152,000             152,000
     Net liabilities of discontinued operations            775,000             452,000
                                                      ------------        ------------
TOTAL CURRENT LIABILITIES                                2,577,000           2,651,000

NOTES PAYABLE TO RELATED PARTIES                           375,000             375,000

OTHER NON-CURRENT LIABILITIES                               62,000              40,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, 3,173,000 shares authorized               --                  --
     Common stock, no par value; 30 million shares
      authorized, 5,083,000 shares issued and
      outstanding                                       19,351,000          19,351,000
     Accumulated deficit                               (14,343,000)        (13,998,000)
     Other                                                 141,000             146,000
                                                      ------------        ------------
TOTAL SHAREHOLDERS' EQUITY                               5,149,000           5,499,000
                                                      ------------        ------------
                                                      $  8,163,000        $  8,565,000
                                                      ------------        ------------
                                                      ------------        ------------

   See accompanying notes to condensed consolidated financial statements.

                      PHOTOMATRIX, INC AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                (UNAUDITED)


                                                       1997           1996
                                                    ----------     ----------
REVENUES                                            $2,271,000     $1,700,000

COST OF REVENUES                                     1,518,000      1,243,000
                                                    ----------     ----------

GROSS PROFIT                                           753,000        457,000
                                                    ----------     ----------

OPERATING EXPENSES:
     Selling, general and administrative               925,000        891,000
     Research and development                          181,000        182,000
                                                    ----------     ----------

TOTAL OPERATING EXPENSES                             1,106,000      1,073,000
                                                    ----------     ----------

OPERATING LOSS                                        (353,000)      (616,000)

OTHER INCOME (EXPENSE), NET                              8,000        (42,000)
                                                    ----------     ----------

LOSS FROM CONTINUING OPERATIONS                       (345,000)      (658,000)

LOSS FROM DISCONTINUED OPERATIONS                           --        (80,000)
                                                    ----------     ----------

NET LOSS                                            $ (345,000)    $ (738,000)
                                                    ----------     ----------
                                                    ----------     ----------

LOSS PER COMMON SHARE:
     CONTINUING OPERATIONS                          $    (0.07)    $    (0.12)
                                                    ----------     ----------
                                                    ----------     ----------
     DISCONTINUED OPERATIONS                        $       --     $    (0.01)
                                                    ----------     ----------
                                                    ----------     ----------
     NET LOSS                                       $    (0.07)    $    (0.13)
                                                    ----------     ----------
                                                    ----------     ----------

Weighted average number of common and
  common stock equivalent shares
  outstanding                                        5,083,000      5,715,000
                                                    ----------     ----------
                                                    ----------     ----------

   See accompanying notes to condensed consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                                             1997              1996
                                                          ---------         ---------
CASH FLOWS FROM OPERATIONS:
     Loss from continuing operations                      $(345,000)        $(658,000)
     Adjustments:
          Depreciation and amortization                     235,000           187,000
          Change in assets and liabilities:
               Accounts receivable                         (146,000)          526,000
               Inventories                                  (59,000)          (62,000)
               Prepaid expenses and other                   (43,000)         (126,000)
               Accounts payable                            (329,000)         (477,000)
               Accrued liabilities and other                 56,000            18,000
               Customer deposits                           (124,000)         (159,000)
                                                          ---------         ---------
     Net cash flow  used in continuing operations          (755,000)         (751,000)
     Net operating cash flows provided by
       discontinued operations                              323,000           892,000
                                                          ---------         ---------
NET CASH PROVIDED (USED) BY OPERATIONS                     (432,000)          141,000
                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                        --          (154,000)
     Disposition of capital assets                            7,000                --
     Decrease (increase) in other assets                      8,000           (70,000)
                                                          ---------         ---------
NET CASH (USED) BY INVESTING ACTIVITIES                      15,000          (224,000)
                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                    --             8,000
     Proceeds from line of credit, net                           --            75,000
     Increase in deferred rent payable                       22,000           (80,000)
                                                          ---------         ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                  22,000             3,000
                                                          ---------         ---------

EFFECTS OF EXCHANGE RATES ON CASH                            (5,000)            9,000
                                                          ---------         ---------

NET DECREASE TO CASH                                       (400,000)          (71,000)

CASH -- BEGINNING OF PERIOD                                 812,000           255,000
                                                          ---------         ---------

CASH -- END OF PERIOD                                     $ 412,000         $ 184,000
                                                          ---------         ---------
                                                          ---------         ---------

    See accompanying notes to condensed consolidated financial statements.

                    PHOTOMATRIX, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF JUNE 30, 1997 AND MARCH 31, 1997
            FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                               (UNAUDITED)

1. GENERAL

   BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements reflect the accounts of Photomatrix, Inc. (the "Company"), together with its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

   These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the results of operations and financial position as of the dates and for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

2. LINE OF CREDIT

   The Company has an unused line of credit with a bank to borrow a total of $750,000. This line of credit, which expires
   August 15, 1997, has been extended at existing terms to September 15, 1997 while the Company and the bank finalize terms for a twelve-month extension.

3. REPRICING OF STOCK OPTIONS

   On July 18, 1997 the Compensation Committee of the Board of
   Directors voted to adjust the exercise price of all outstanding stock options of all current directors and employees under its two stock option plans to its then current fair market value.

4. DISCONTINUATION OF LEXIA SYSTEMS, INC.

   The Company continues to evaluate options to discontinue the operations of its wholly-owned subsidiary Lexia Systems, Inc. (Lexia). The plan to discontinue the operations was approved by the Board of Directors in December, 1996 and was discussed first in the Company's Form 10-Q filed for the quarter ended December 31, 1996 and again in Part II of the Company's Form 10-KSB filed for the fiscal year ended March 31, 1997. ICL must consent to any transaction and to date, the Company has not been able to resolve outstanding issues between Lexia and ICL and Fujitsu/ICL Computers. One of the options being discussed involves a leveraged buy-out by the current management of Lexia.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS


Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere herein.

                          RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996

Consolidated revenues for the quarter ended June 30, 1997 increased $571,000 (34%) to $2,271,000 from $1,700,000 in the quarter ended June 30, 1996. The primary reason revenues are up is due to an increase of 12 (46%) in the number of scanners shipped during the quarter just ended, up to 38 as compared to 26 in the same quarter of the prior year. This increase is a reflection of the change in the Company's marketing strategy which now
focuses  on expanding indirect distribution channels.   A second important
reason for the increase in revenues is a significant increase in shipments of spare parts and repair revenues which increased $322,000 (51%) to $953,000 in the quarter ended June 30, 1997 from $631,000 in the quarter ended June 30, 1996.

Consolidated gross margin increased $296,000 (65%) from $457,000 in the quarter ended June 30, 1996 to $753,000 in the quarter ended June 30, 1997. Gross margin as a percent of sales increased 6.3%, up to 33.2% in the quarter just ended compared to 26.9% in the same quarter of the prior year. This increase in gross margin resulted from a favorable product mix and an across-the-board product price increase effective April 1, 1997 coupled with production efficiencies. The increased efficiencies being realized result from the implementation of cost cutting techniques in both the fourth quarter of Fiscal 1997 and continued during the first quarter of Fiscal 1998, together with favorable material procurement variances.

Selling, general and administrative expenses ("SG&A") increased by $34,000 (4%) from $891,000 in the quarter ended June 30, 1996 to $925,000 in the quarter ended June 30, 1997. This increase consists of additional costs to develop the Company's sales and marketing channels plus $20,000 of costs to relocate key personnel from Culver City to San Diego. As a percent of sales, SG&A decreased considerably, from 52% in the quarter ended June 30, 1996 to
41% in the quarter ended June 30, 1997.   The improvement in this percent is
attributable to the increase in sales volume.

Product Development expenses decreased by $1,000 (.5%) from $182,000 in the quarter ended June 30, 1996 to $181,000 in the quarter ended June 30, 1997. Product Development expenditures that were capitalized because they related to technologically feasible projects remained constant at $38,000 in both the prior quarter and in the current quarter. Product Development spending decreased by $1,000, from $220,000 in the prior quarter to $219,000 in the current quarter and as a percentage of sales by 3%, from 11% in the prior quarter to 8% in the current quarter. The improvement in this percent is attributable to the increase in sales volume.

Other income and expense changed by $50,000 from a $42,000 expense in the prior quarter to $8,000 of income in the current quarter. Interest expense decreased $34,000 from $42,000 in the quarter ended June 30, 1996 to $8,000 in the current quarter and reflects the elimination of the line of credit and bank loan balances and the reduction in interest-bearing long term debt. The Company has been able to finance operations with cash reserves and has not required the use of the line of credit through the quarter ended June 30, 1997. Other income in the current quarter reflects the sale of manufacturing rights for a duplicator line by Photomatrix, Ltd.

Increased revenues and gross margins, coupled with only small increases in operating expenses resulted in a loss from continuing operations for the quarter ended June 30, 1997 of $345,000 or $0.07 per share. This compares to a loss from continuing operations of $658,000 or $0.12 per share for the quarter ended June 30, 1996. Loss from discontinued operations decreased $80,000, from $80,000 or $0.01 per share in the quarter ended June 30, 1996
to zero in the current quarter.   Net loss for the quarter decreased
significantly, by $393,000, from $738,000 or $0.13 per share in the prior quarter to $345,000 or $0.07 per share in the current quarter.

                     LIQUIDITY AND CAPITAL RESOURCES

Following is a discussion of the Company's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.

RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30, 1997, the Company's primary sources of liquidity were the increase in accrued liabilities ($56,000), cash flows provided by discontinued operations ($323,000), disposition of capital assets ($7,000), reduction in refundable deposits ($8,000), increase in deferred rent payable ($22,000) and cash reserves. Primary uses of cash in the quarter ended June 30, 1997 were the increase in accounts receivable ($146,000), increase in inventories ($59,000), increase in prepaid expenses ($43,000), reduction in accounts payable ($329,000) and reduction in customer deposits ($124,000). During the quarter ended June 30, 1997, the Company's cash balance decreased $400,000, from $812,000 to $412,000.

The Company has a line of credit with a bank to borrow a total of $750,000 which was unused at June 30, 1997. The line of credit will expire in September, 1997 and the Company is in the process of extending the line of credit with the bank.

The Company is obligated under a series of notes payable totaling $527,000 to a related party as of June 30, 1997. These notes bear interest at a rate of
8% per annum and mature in April, 2000.   In April, 1997 the Company stopped
making payments on these notes.

The Company has accounts payable and unpaid rent due to ICL and related entities in the amount of $725,000. The Company is disputing the value received related to certain of these liabilities and is attempting to settle with ICL at a discount. There is no assurance that the Company will be successful in resolving these disputed amounts.

The Company's assured sources of future short-term liquidity are its cash balance of $412,000 as of June 30, 1997 and the unused portion of its line of credit. Availability under the line of credit can be further limited based on the balance of eligible accounts receivable.

The Company currently is obligated to pay approximately $20,000 per month in lease payments. Aside from these commitments, the Company has not made any material capital commitments.

The Company is concentrating on increasing sales and improving gross margins. If it is successful, then it should have sufficient liquidity to fund its operations during the next twelve months. If it is unsuccessful it may have to rely upon its line of credit and raise additional capital to fund its operations. In addition, the Company is continuing discussions with various candidates in an attempt to explore the possibility of a synergistic merger or strategic combination.

In March, 1997, the Financial Accounting Standards Board issued SFAS 128, EARNINGS PER SHARE, effective for fiscal years ending after December 15, 1997. SFAS 128 requires the presentation of "basic" earnings per share which excludes the dilutive effect of all common stock equivalents. Presentation of "diluted" earnings per share, which reflects the dilutive effects of all common stock equivalents, will also be required. The diluted presentation is similar to the current presentation of fully diluted earnings per share, but uses the average market price of the stock during the period. The Company is currently evaluating the impact of implementation of SFAS 128.

THIS 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS INCLUDING INCREASING SALES AND IMPROVING MARGINS, ASSUMPTIONS AND STATEMENTS RELATING TO THE COMPANY'S FUTURE ECONOMIC PERFORMANCE AND OTHER NON-HISTORICAL INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE RISKS DISCUSSED IN ITEM 7 UNDER THE HEADING "ADDITIONAL RISK FACTORS" AS WELL AS OTHER FACTORS AS DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

                       PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.    REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHOTOMATRIX, INC.



Date:  August 11, 1997                 by /s/ SUREN G. DUTIA
                                          ------------------
                                          Suren G. Dutia
                                          President
                                          Chief Executive Officer


Date:  August 11, 1997                 by /s/ ROY L. GAYHART
                                          ------------------
                                          Roy L. Gayhart
                                          Chief Financial Officer


Date:  August 11, 1997                 by /s/ CHARLES H. FRADY
                                          --------------------
                                          Charles H. Frady
                                          Controller
                                          Principal Accounting Officer