Form 10QSB
period 1997-09-30
PHOTOMATRIX INC/ CA
filed 1997-11-12
CIK 814427

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________.

        Commission file number 0-16055

                                PHOTOMATRIX, INC.

        (Exact name of small business issuer as specified in its charter)

                 California                                    95-3267788
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (IRS Employer
             or organization)                               Identification No.)

11065 Sorrento Valley Court,  San Diego, California                     92121
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                 (619) 625-4400
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X          No
                            --------         -------

At September 30, 1997, 5,083,000 shares of Common Stock of the Issuer were outstanding.


Transitional Small Business Disclosure Format.

                        Yes             No    X
                            --------       ---------

                                      INDEX

                                PHOTOMATRIX, INC.



                                                                          PAGE
                                                                          ----


PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS


       Consolidated balance sheets as of  September 30, 1997
               (unaudited) and March 31, 1997                              1

       Unaudited consolidated statements of operations for the three
               months ended September 30, 1997 and September 30, 1996      2

       Unaudited consolidated statements of operations for the six
               months ended September 30, 1997 and September 30, 1996      3

       Unaudited consolidated statements of cash flows for the six
               months ended September 30, 1997 and September 30,1996       4

       Notes to consolidated financial statements                          5

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          7



PART II - OTHER INFORMATION

ITEM 5:   OTHER INFORMATION                                               11

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                12

SIGNATURES                                                                13

                                PHOTOMATRIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997


                                                                September 30, 1997
                                                                    Unaudited         March 31, 1997
                                                              ---------------------  ------------------
CURRENT ASSETS:
  Cash                                                         $    1,274,000         $        812,000
  Accounts receivable, net                                          1,459,000                1,602,000
  Inventories, net                                                  2,757,000                2,520,000
  Prepaid expenses and other                                          184,000                  149,000
                                                              ----------------       ------------------
TOTAL CURRENT ASSETS                                                5,674,000                5,083,000

PROPERTY AND EQUIPMENT, NET                                         1,035,000                1,346,000

INTANGIBLES AND OTHER ASSETS, NET                                   1,863,000                2,053,000

OTHER ASSETS                                                           78,000                   83,000
                                                              ----------------       ------------------
                                                               $    8,650,000         $      8,565,000
                                                              ----------------       ------------------
                                                              ----------------       ------------------

CURRENT LIABILITIES:
  Accounts payable                                             $      751,000         $        844,000
  Accrued liabilities and other                                       718,000                  590,000
  Customer deposits                                                   339,000                  613,000
  Line of credit (Note 3)                                                   -                        -
  Current portion of notes payable                                    152,000                  152,000
  Net liabilities of discontinued operations (Note 5)               1,080,000                  452,000
                                                              ----------------       ------------------
TOTAL CURRENT LIABILITIES                                           3,040,000                2,651,000

NOTES PAYABLE TO RELATED PARTIES                                      375,000                  375,000

OTHER NON-CURRENT LIABILITIES                                          84,000                   40,000

CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred stock, 3,173,000 shares authorized                              -                        -
  Common stock, no par value: 30 million shares
    authorized, 5,083,000 shares issued and outstanding            19,351,000               19,351,000
  Accumulated deficit                                             (14,328,000)             (13,998,000)
  Other                                                               128,000                  146,000
                                                              ----------------       ------------------
TOTAL SHAREHOLDERS' EQUITY                                          5,151,000                5,499,000
                                                              ----------------       ------------------

                                                               $    8,650,000         $      8,565,000
                                                              ----------------       ------------------
                                                              ----------------       ------------------


The accompanying notes are an integral part of these consolidated financial statements.

                                PHOTOMATRIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                    1997                     1996
                                                              ----------------         ----------------
REVENUES                                                       $    2,288,000           $    2,720,000

COST OF REVENUES                                                    1,448,000                2,079,000
                                                              ----------------         ----------------

GROSS PROFIT                                                          840,000                  641,000
                                                              ----------------         ----------------

OPERATING EXPENSES:
  Selling, general and administrative                                 741,000                  890,000
  Research and development                                            173,000                  181,000
                                                              ----------------         ----------------
TOTAL OPERATING EXPENSES                                              914,000                1,071,000
                                                              ----------------         ----------------

OPERATING LOSS                                                        (74,000)                (430,000)

OTHER INCOME (EXPENSE), NET                                            89,000                   (6,000)
                                                              ----------------         ----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                  15,000                 (436,000)

PROVISION FOR INCOME TAXES                                                  -                        -
                                                              ----------------         ----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                               15,000                 (436,000)

LOSS FROM DISCONTINUED OPERATIONS                                           -                 (163,000)
GAIN ON SALE OF DISCONTINUED OPERATION                                      -                  184,000
                                                              ----------------         ----------------

NET INCOME (LOSS)                                              $       15,000           $     (415,000)
                                                              ----------------         ----------------
                                                              ----------------         ----------------

EARNINGS (LOSS) PER COMMON SHARE:
     CONTINUING OPERATIONS                                     $            -           $        (0.09)
     DISCONTINUED OPERATION                                                 -                     0.01
                                                              ----------------         ----------------
     NET LOSS                                                  $            -           $        (0.08)
                                                              ----------------         ----------------
                                                              ----------------         ----------------


Weighted average number of common and common stock
  equivalent shares outstanding                                     5,083,000                5,050,000
                                                              ----------------         ----------------
                                                              ----------------         ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                                PHOTOMATRIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                    1997                     1996
                                                              ----------------         ----------------
REVENUES                                                       $    4,559,000           $    4,420,000

COST OF REVENUES                                                    2,966,000                3,322,000
                                                              ----------------         ----------------

GROSS PROFIT                                                        1,593,000                1,098,000
                                                              ----------------         ----------------

OPERATING EXPENSES:
  Selling, general and administrative                               1,666,000                1,781,000
  Research and development                                            354,000                  363,000
                                                              ----------------         ----------------
TOTAL OPERATING EXPENSES                                            2,020,000                2,144,000
                                                              ----------------         ----------------

OPERATING LOSS                                                       (427,000)              (1,046,000)

OTHER INCOME (EXPENSE), NET                                            97,000                  (48,000)
                                                              ----------------         ----------------
LOSS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                                            (330,000)              (1,094,000)

PROVISION FOR INCOME TAXES                                                  -                        -
                                                              ----------------         ----------------

LOSS FROM CONTINUING OPERATIONS                                      (330,000)              (1,094,000)

LOSS FROM DISCONTINUED OPERATIONS                                           -                 (243,000)
GAIN ON SALE OF DISCONTINUED OPERATION                                      -                  184,000
                                                              ----------------         ----------------

NET LOSS                                                       $     (330,000)          $   (1,153,000)
                                                              ----------------         ----------------
                                                              ----------------         ----------------

EARNINGS (LOSS) PER COMMON SHARE:
  CONTINUING OPERATIONS                                        $        (0.06)          $        (0.20)
  DISCONTINUED OPERATIONS                                                   -                    (0.01)
                                                              ----------------         ----------------
  NET LOSS                                                     $        (0.06)          $        (0.21)
                                                              ----------------         ----------------
                                                              ----------------         ----------------


Weighted average number of common and common stock
     equivalent shares outstanding                                  5,083,000                5,383,000
                                                              ----------------         ----------------
                                                              ----------------         ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                                PHOTOMATRIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                  1997                   1996
                                                                           ----------------        ----------------
CASH FLOWS FROM OPERATIONS:
  Loss from continuing operations                                           $     (330,000)         $   (1,094,000)
  Adjustments:
    Depreciation and amortization                                                  473,000                 514,000
    Change in assets and liabilities:
     Accounts receivable                                                           143,000                (264,000)
     Inventories                                                                  (237,000)                343,000
     Prepaid expenses and other                                                    (35,000)                (56,000)
     Accounts payable                                                              (93,000)               (490,000)
     Accrued liabilities and other                                                 128,000                  67,000
     Customer deposits                                                            (274,000)               (282,000)
                                                                           ----------------        ----------------
  Net cash flow used by continuing operations                                     (225,000)             (1,262,000)
  Net operating cash flows provided by discontinued operations                     628,000                 326,000
                                                                           ----------------        ----------------
NET CASH PROVIDED BY OPERATIONS                                                    403,000                (936,000)
                                                                           ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of discontinued operation                                           -               2,000,000
  Capital (expenditures) retirements                                                23,000                (213,000)
                                                                           ----------------        ----------------
NET CASH PROVIDED  BY INVESTING ACTIVITIES                                          23,000               1,787,000
                                                                           ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of credit facility                                                           -                (576,000)
  Repayment of notes payable                                                             -                 (51,000)
  Other Assets                                                                      49,000                 (82,000)
                                                                           ----------------        ----------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES                                  49,000                (709,000)
                                                                           ----------------        ----------------

EFFECTS OF EXCHANGE RATES ON CASH                                                  (13,000)                 21,000
                                                                           ----------------        ----------------

NET INCREASE TO CASH                                                               462,000                 163,000

CASH - BEGINNING OF PERIOD                                                         812,000                 255,000
                                                                           ----------------        ----------------

CASH - END OF PERIOD                                                        $    1,274,000          $      418,000
                                                                           ----------------        ----------------
                                                                           ----------------        ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1997 AND MARCH 31, 1997 AND
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)
1.       GENERAL

         BASIS OF PRESENTATION

                The accompanying unaudited consolidated financial statements reflect the accounts of Photomatrix, Inc. (the "Company"), together with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

                These unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the Company's results of operations and financial position as of the dates and for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 1997. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

2.       PRIOR-YEAR RECLASSIFICATIONS

                Consistent with current-year classifications certain reclassifications have been made to prior-year amounts.

3.       RENEWAL OF CREDIT LINE

                The Company has an unused line of credit with a bank to borrow a total of $750,000. This recently renewed line of credit, which expires September, 1998, accrues interest on outstanding borrowings at prime plus 2 percent per annum. As of September 30, 1997 the Company had no outstanding borrowings against this line of credit.

4.       REPRICING OF STOCK OPTIONS

                On July 18, 1997 the Compensation Committee of the Board of Directors voted to adjust the exercise price of all outstanding stock options of all current directors and employees under its two stock option plans to its then current fair market value.

5.       DISCONTINUATION OF LEXIA SYSTEMS, INC.

                In December, 1996 the Board of Directors approved a plan to discontinue the operations of Lexia Systems, Inc. ("Lexia"). Lexia is currently in the process of winding down its affairs and has notified its customers that it will cease operations on March 31, 1998. The Company has not been able to consummate a sale of Lexia operations or resolve outstanding issues between Lexia and ICL and Fujitsu/ICL Computers.

6.       SUBSEQUENT EVENT

                On October 29, 1997 the Company entered into a non-binding letter of intent with I-PAC Manufacturing, Inc. The companies have agreed to combine their respective business operations through a merger which will result in the issuance of 9,500,000 shares of Photomatrix common stock to shareholders of I-PAC Manufacturing, Inc. in exchange for all of the outstanding stock of the privately-held company. The proposed merger will result in increasing the number of outstanding shares of Photomatrix common stock from 5,083,000 to 14,583,000. In addition, Photomatrix has also previously granted options and warrants to officers, directors, key employees and various other parties to purchase 907,000 shares of its common stock, which remain outstanding.

                I-PAC Manufacturing is a custom contract manufacturer of electrical and mechanical assemblies, including complex, multi-layer printed circuit board assemblies; wire and cable harnesses; molded cables; and complete system and subsystem assemblies. It specializes in surface mount and hybrid printed circuit boards used in high value industrial products and commercial products which require an exceptionally high level of quality, a critical emphasis on delivery schedules, and intensive customer support. I-PAC's primary customers include ITT, Lockheed Martin, Disney, Hughes JVC, Sattel Communications, Sanyo, Schumacher, Triconex (a Siebe company) and Palomar Products. For the nine months ended September 30, 1997, I-PAC Manufacturing, Inc. reported revenues of nearly $5 million, combined with a strong backlog. I-PAC Manufacturing, Inc. owns a 40,000 square foot, two story concrete building located in a high end R&D industrial park in Carlsbad, California, which houses its operations. It also has a wholly-owned subsidiary, I-PAC Express Assembly, Inc.

                I-PAC Express Assembly, Inc. is a custom contract manufacturer specializing in quick turn printed circuit board prototypes incorporating surface mount and hybrid technologies. It is located in Santa Ana, California, in the heart of the Orange County high tech community.
         I-PAC Express Assembly, Inc. supports prototyping requirements for new products during their design phase, allowing those products to be manufactured by I-PAC Manufacturing when production quantities are required. Under the terms of the letter of intent, the corporate headquarters of Photomatrix will be relocated as soon as possible after
         the close of the   merger transaction to the I-PAC Manufacturing, Inc.
         facility located in Carlsbad. In addition, William Grivas, currently Chief Executive Officer of I-PAC Manufacturing, will assume the position of Chairman of the Board of Directors of Photomatrix and Patrick Moore, currently President of I-PAC Manufacturing, will assume the position of Chief Executive Officer of Photomatrix. Suren Dutia, currently President, Chief Executive Officer and Chairman of the Board for Photomatrix, will retain the position of President of Photomatrix. The composition of the Photomatrix Board of Directors will change from four members to seven members. The existing members of the Board will remain the same, and the three additional positions will be filled by William Grivas, James Hill, who is currently a director of I-PAC Manufacturing and one additional person. It is anticipated that the transaction will be treated as a pooling of interests for accounting purposes.

                The proposed merger is subject to several conditions, including but not limited to the following: a) satisfactory completion of due diligence by each of the parties , b) the absence of any material adverse change in assets, liabilities, personnel, financial conditions or prospects of the respective companies, c) compliance with all applicable statutory and regulatory requirements, d) the approval of the transaction and the execution, delivery and performance of the transaction agreement by their respective Boards of Directors and shareholders, e) the receipt of all necessary or appropriate consents, waivers and approvals of third parties, f) qualification of this transaction as a "pooling of interests" for accounting purposes, g) qualification of this transaction as a tax-free exchange under Federal and California tax laws, h) the absence of a significant number of dissenting shareholders and i) the negotiation and execution of a merger agreement and the appropriate documentation. There is no assurance that the proposed merger will be consummated.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere herein.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         Consolidated revenues for the quarter ended September 30, 1997 decreased $432,000 or 15.9% to $2,288,000 from $2,720,000 in the quarter ended September 30, 1996. This was due to a 21.1% ($466,000) decrease in equipment and software revenues offset by a 6.7% ($34,000) increase in service revenues. This reduction in equipment and software revenues resulted primarily from a softening of the scanner market.

         Consolidated gross margin for the quarter ended September 30, 1997 increased $199,000 or 31.1% to $840,000 from $641,000 in the quarter ended September 30, 1996. Likewise, gross margin as a percent of revenues increased 13.1% to 36.7% from 23.6% in the quarter ended September 30, 1996. This increase was due to an 11.6% increase in equipment and software margins coupled with a 16.5% increase in service margins. The equipment and software gross margin improvement resulted from the effects of both a favorable product mix and a reduction in costs associated with production efficiencies. The service gross margin improvement resulted from a 22.9% decrease in service costs, primarily labor, tax and labor-related costs coupled with a 141.6% increase in charges to customers for labor and materials not covered by maintenance contracts.

         Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 1997 decreased $149,000 or 16.7% to $741,000 from $890,000 in the quarter ended September 30, 1996. As a percent of revenue SG&A for the quarter ended September 30, 1997 decreased 0.3% to 32.4% from 32.7% for the quarter ended September 30, 1996. These reductions were achieved with the consolidation of the Culver City and San Diego facilities into a new San Diego facility which resulted in cost reductions in Sales and Marketing and Administrative expenses, primarily attributable to reductions in wages and salaries and the elimination of duplicate facility costs.

         Research and development expenses for the quarter ended September 30, 1997 decreased by $8,000 or 4.4% to $173,000 from $181,000 in the quarter ended September 30, 1996. As a percent of revenue research and development expenses increased slightly, 0.9% to 7.6% from 6.7% for the quarter ended September 30, 1996. Total product development spending increased $12,000 to $218,000 from $206,000 in the quarter ended September 30, 1996, due primarily to an increase in new scanner product development activities. Expenditures that were capitalized because they related to technologically feasible projects increased $20,000 to $45,000 from $25,000 in the quarter ended September 30, 1996.

         Other income of $89,000 for the quarter ended September 30, 1997 compares to an expense of $6,000 in the quarter ended September 30, 1996. This improvement is primarily the result of the sale of a trademark for $100,000 during the quarter ended September 30, 1997.

         There was no provision for income taxes booked in either the quarter ended September 30, 1997 or the quarter ended September 30, 1996, because of the effects of net operating loss carryforwards.

         The net effect of the increases in gross margin and other income, together with the decreases in SG&A and product development expenses resulted in net income from continuing operations for the quarter ended September 30, 1997 of $15,000 or $0.00 per share. This compares to a loss from continuing operations of $436,000 or $(0.09) per share for the quarter ended September 30, 1996. There was no effect from discontinued operations in the current quarter compared to income of $21,000 or $0.01 per share in the quarter ended September 30, 1996. Therefore, net income was $15,000 or $0.00 per share in the current quarter compared to a net loss of $415,000 or $(0.08) per share in the prior quarter.


SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

         Consolidated revenues for the six months ended September 30, 1997 increased $139,000 or 3.1% to $4,559,000 from $4,420,000 in the six months ended September 30, 1996. Both equipment and software revenue and service revenue increased from the prior six month period, equipment and software revenue showing a modest 0.1% ($5,000) increase and service revenue showing a 13.2% increase.

         Consolidated gross margin in the six months ended September 30, 1997 increased $495,000 or 45.1% to $1,593,00 from $1,098,000 in the six months ended September 30, 1996. Gross margin as a percent of revenues also increased, 10.1%, to 34.9% from 24.8% for the six months ended September 30, 1996. The equipment and software gross margin improvement resulted from the effects of both a favorable product mix and a reduction in costs associated with production efficiencies. The service gross margin improvement resulted from a 17.3% decrease in service costs, primarily labor, tax and labor-related costs coupled with a 105.5% increase in charges to customers for labor and materials not covered by maintenance contracts.

         Selling, general and administrative expenses ("SG&A") in the six months ended September 30, 1997 decreased $115,000 or 6.5% to $1,666,000 from $1,781,000 in the six months ended September 30, 1996. As a percent of revenue, SG&A in the six months ended September 30, 1997 decreased 3.8% to 36.5% from 40.3% in the six months ended September 30, 1996. As was the case with the three months ended September 30, 1997, these reductions were achieved with the consolidation of the Culver City and San Diego facilities into a new San Diego facility which resulted in cost reductions in Sales and Marketing and Administration expenses, primarily attributable to reductions in wages and salaries and the elimination of duplicate facility costs.

         Research and development expenses in the six months ended September 30, 1997 decreased by $9,000 or 2.5% to $354,000 from $363,000 in the six months ended September 30, 1996. As a percentage of revenue, research and development expenses decreased slightly, 0.4% to 7.8% from 8.2% for the six months ended September 30, 1996. Total product development spending increased $11,000 to $438,000 from $425,000 in the six months ended September 30, 1996, due primarily to an increase in new scanner product development activities. Expenditures that were capitalized because they related to technologically feasible projects increased $22,000 to $84,000 from $62,000 in the six months ended September 30, 1996.

         Other income of $97,000 in the six months ended September 30, 1997 compares to an expense of $48,000 in the six months ended September 30, 1996. This improvement reflects a sale for $100,000 of a trademark in the current quarter combined with a reduction in interest expense.

         There was no provision for income taxes booked in the six months ended September 30, 1997, the same as in the six months ended September 30, 1996, because of the effects of net operating loss carryforwards.

         The net effect of the increases in gross margin and other income and the decreases in SG&A and product development expenses resulted in a reduction in the loss from continuing operations between years of $764,000, or $(0.06) per share compared to $(0.20) per share in the six months ended September 30, 1996. There was no effect from discontinued operations in the current six months ended September 30, 1997 compared to a loss of $59,000 in the six months ended September 30, 1996. The results were a net loss of $330,000 or $(0.06) in the current six month period compared to a loss of $1,153,000 or $(0.21) in the prior six month period.

                         LIQUIDITY AND CAPITAL RESOURCES

   RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended September 30, 1997, the Company's primary sources of liquidity were a reduction of accounts receivable ($143,000), an increase in accrued liabilities and other ($128,000), a reduction in other assets ($49,000), cash flows provided by discontinued operation ($628,000), and cash reserves. During the same period the primary uses of cash were to increase inventories ($237,000), increase prepaid expenses ($35,000), reduce accounts payable ($93,000), reduce customer deposits ($274,000), and for capital expenditures ($23,000). As a result of these sources and uses of liquidity during the six months ended September 30, 1997 as described above, the Company's cash balance increased $462,000 or 56.8%, from $812,000 to $1,274,000.

         During September, 1997 the Company renewed its $750,000 line of credit with its bank. The new line of credit will accrue interest on outstanding borrowings at the bank's prime rate plus 2% per annum. The Company's previous line of credit accrued interest at prime plus 2-1/2%. All other terms of the new line of credit, including various covenants, essentially remain the same.
As of September 30, 1997, the Company had no outstanding borrowings against this line of credit.

         Under the terms of the renewed agreement, total borrowings under the line of credit will continue to be limited to the lesser of $750,000 or 70% of eligible accounts receivable (as defined under the agreement). The Company is required to continue to (1) maintain a minimum tangible net worth of $2,800,000,
(2) maintain a ratio of total liabilities to tangible new worth of not greater than 1.1 to 1.0, (3) maintain working capital of $1,750,000 and (4) maintain a current ratio of 1.7 to 1.0. The new line of credit expires in September, 1998.

         The Company is obligated under a series of notes payable totaling $527,000 as of September 30, 1997. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. In April, 1997 the Company stopped making payments on these notes. In October, 1997 the Company resumed payments and as of October 31 is current with all payments under these obligations.

         The Company's assured sources of future short-term liquidity are its cash balance of $1,274,000 as of September 30, 1997 and the full amount of its line of credit of $750,000 as of September 30, 1997.

         The Company currently is obligated to pay approximately $20,000 per month in lease payments. Aside from these commitments, the Company has not made any material capital commitments.

         The Company is continuing to concentrate on increasing sales and improving gross margins. If it is successful, then it should have sufficient liquidity to fund its operations during the next twelve months. If it is unsuccessful it may have to rely upon its line of credit and raise additional capital to fund its operations. In the event that the proposed merger (Note 6) is accomplished, although no assurance can be given, the Company expects the effect on liquidity to be positive, therefore no additional capital will be required to fund operations.


         In March, 1997, the Financial Accounting Standards Board issued SFAS 128, EARNINGS PER SHARE, effective for fiscal years ending after December 15, 1997. SFAS 128 requires the presentation of "basic" earnings per share which excludes the dilutive effect of all common stock equivalents. Presentation of "diluted" earnings per share, which reflects the dilutive effects of all common stock equivalents, will also be required. The diluted presentation is similar to the current presentation of fully-diluted earnings per share, but uses the average market price of the stock during the period. The Company is currently evaluating the impact of implementation of SFAS 128.

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

                           PART II - OTHER INFORMATION



Item 5.  OTHER INFORMATION

                On October 29, 1997 the Company entered into a non-binding letter of intent with I-PAC Manufacturing, Inc. The companies have agreed to combine their respective business operations through a merger which will result in the issuance of 9,500,000 shares of Photomatrix common stock to shareholders of I-PAC Manufacturing, Inc. in exchange for all of the outstanding stock of the privately-held company. The proposed merger will result in increasing the number of outstanding shares of Photomatrix common stock from 5,083,000 to 14,583,000. In addition, Photomatrix has also previously granted options and warrants to officers, directors, key employees and various other parties to purchase 907,000 shares of its common stock, which remain outstanding.

                I-PAC Manufacturing is a custom contract manufacturer of electrical and mechanical assemblies, including complex, multi-layer printed circuit board assemblies; wire and cable harnesses; molded cables; and complete system and subsystem assemblies. It specializes in surface mount and hybrid printed circuit boards used in high value industrial products and commercial products which require an exceptionally high level of quality, a critical emphasis on delivery schedules, and intensive customer support. I-PAC's primary customers include ITT, Lockheed Martin, Disney, Hughes JVC, Sattel Communications, Sanyo, Schumacher, Triconex (a Siebe company) and Palomar Products. For the nine months ended September 30, 1997, I-PAC Manufacturing, Inc. reported revenues of nearly $5 million, combined with a strong backlog. I-PAC Manufacturing, Inc. owns a 40,000 square foot, two story concrete building located in a high end R&D industrial park in Carlsbad, California, which houses its operations. It also has an a wholly-owned subsidiary, I-PAC Express Assembly, Inc.

                I-PAC Express Assembly, Inc. is a custom contract manufacturer specializing in quick turn printed circuit board prototypes incorporating surface mount and hybrid technologies. It is located in Santa Ana, California, in the heart of the Orange County high tech community. I-PAC Express Assembly, Inc. supports prototyping requirements for new products during their design phase, allowing those products to be manufactured by I-PAC Manufacturing when production quantities are required. Under the terms of the letter of intent, the corporate headquarters of Photomatrix will be relocated as soon as
         possible after the close of the   merger transaction to the I-PAC
         Manufacturing, Inc. facility located in Carlsbad. In addition, William Grivas, currently Chief Executive Officer of I-PAC Manufacturing, will assume the position of Chairman of the Board of Directors of Photomatrix and Patrick Moore, currently President of I-PAC Manufacturing, will assume the position of Chief Executive Officer of Photomatrix. Suren Dutia, currently President, Chief Executive Officer and Chairman of the Board for Photomatrix, will retain the position of President of Photomatrix. The composition of the Photomatrix Board of Directors will change from four members to seven members. The existing members of the Board will remain the same, and the three additional positions will be filled by William Grivas, James Hill, who is currently a director of I-PAC Manufacturing and one additional person. It is anticipated that the transaction will be treated as a pooling of interests for accounting purposes.

                The proposed merger is subject to several conditions, including but not limited to the following: a) satisfactory completion of due diligence by each of the parties , b) the absence of any material adverse change in assets, liabilities, personnel, financial conditions or prospects of the respective companies, c) compliance with all applicable statutory and regulatory requirements, d) the approval of the transaction and the execution, delivery and performance of the transaction agreement by their respective Boards of Directors and shareholders, e) the receipt of all necessary or appropriate consents, waivers and approvals of third parties, f) qualification of this transaction as a "pooling of interests" for accounting purposes, g) qualification of this transaction as a tax-free exchange under

         Federal and California tax laws, h) the absence of a significant number of dissenting shareholders and i) the negotiation and execution of a merger agreement and the appropriate documentation. There is no assurance that the proposed merger will be consummated.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


             a.  REPORTS ON FORM 8-K

                 There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PHOTOMATRIX  INC.



Date:  November 10, 1997                          by  /s/ Suren G. Dutia
                                                     --------------------------
                                                  Suren G. Dutia
                                                  President
                                                  Chief Executive Officer



Date:  November 10, 1997                          by  /s/ Roy L. Gayhart
                                                     --------------------------
                                                  Roy L. Gayhart
                                                  Chief Financial Officer



Date:  November 10, 1997                          by  /s/ Charles H. Frady
                                                     --------------------------
                                                  Charles H. Frady
                                                  Controller
                                                  Principal Accounting Officer