Form 10QSB
period 1997-12-31
PHOTOMATRIX INC/ CA
filed 1998-02-13
CIK 814427

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                     FORM 10-QSB

( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997


(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

                           Commission file number 0-16055


                                 PHOTOMATRIX, INC.


         (Exact name of small business issuer as specified in its charter)

                    California                               95-3267788
-------------------------------------------------------------------------------

11065 Sorrento Valley Court,  San Diego, California                 92121
-------------------------------------------------------------------------------
           (Address of principal executive offices)               (Zip Code)


                                   (619) 625-4400
-------------------------------------------------------------------------------
                  (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X             No
                      -----              -----

At December 31, 1997, 5,083,000 shares of Common Stock of the Issuer were outstanding.


             Transitional Small Business Disclosure Format.

                  Yes                 No   X
                      -----              -----

                                       INDEX

                                 PHOTOMATRIX, INC.


                                                                         Page
PART I. FINANCIAL INFORMATION                                            ----
------------------------------
ITEM 1. FINANCIAL STATEMENTS


    Consolidated balance sheets                                            1

    Unaudited consolidated statements of operations                        2

    Unaudited consolidated statements of cash flows                        3

    Notes to consolidated financial statements                             4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                        7



PART II. OTHER INFORMATION
----------------------------

ITEM 5.  OTHER INFORMATION                                                12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 12

SIGNATURES                                                                13

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

PHOTOMATRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           December 31, 1997
                                                               (Unaudited)    March 31, 1997
                                                           -----------------  --------------
CURRENT ASSETS:
     Cash and cash equivalents                                 $  1,165,000     $  812,000
     Accounts receivable, net                                     1,086,000      1,602,000
     Inventories, net                                             2,915,000      2,520,000
     Prepaid expenses and other                                     159,000        149,000
                                                               ------------   ------------
TOTAL CURRENT ASSETS                                              5,325,000      5,083,000

PROPERTY AND EQUIPMENT, NET                                         912,000      1,346,000

INTANGIBLES AND OTHER ASSETS, NET                                 1,395,000      2,053,000

OTHER ASSETS                                                        151,000         83,000
                                                               ------------   ------------
                                                               $  7,783,000   $  8,565,000
                                                               ------------   ------------
                                                               ------------   ------------
CURRENT LIABILITIES:
     Accounts payable                                            $  516,000     $  844,000
     Accrued and other liabilities                                  634,000        590,000
     Customer deposits                                              451,000        613,000
     Line of credit (See Note 2, Part I, Item 1)                          -              -
     Current portion of notes payable                               162,000        152,000
     Net liabilities of discontinued operations (See Note
          3, Part I, Item 1)                                      1,238,000        452,000
                                                               ------------   ------------
TOTAL CURRENT LIABILITIES                                         3,001,000      2,651,000

NOTES PAYABLE TO RELATED PARTIES                                    252,000        375,000

OTHER NON-CURRENT LIABILITIES                                       101,000         40,000

CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
     Preferred stock, 3,173,000 shares authorized                         -              -
     Common stock, no par value: 30 million shares
          authorized, 5,083,000 shares issued and
          outstanding                                            19,351,000     19,351,000
     Accumulated deficit                                        (15,063,000)   (13,998,000)
     Other                                                          141,000        146,000
                                                               ------------   ------------
TOTAL SHAREHOLDERS' EQUITY                                        4,429,000      5,499,000
                                                               ------------   ------------
                                                               $  7,783,000   $  8,565,000
                                                               ------------   ------------
                                                               ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMATRIX,  INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         DECEMBER 31,                 DECEMBER 31,
                                                 ---------------------------   ---------------------------
                                                     1997           1996           1997           1996
                                                 ------------   ------------   ------------   ------------
REVENUES                                         $  1,518,000   $  2,451,000   $  6,076,000   $  6,871,000

COST OF REVENUES                                    1,003,000      1,785,000      3,968,000      5,107,000
                                                 ------------   ------------   ------------   ------------
GROSS PROFIT                                          515,000        666,000      2,108,000      1,764,000

OPERATING EXPENSES:
     Selling, general and administrative              711,000        904,000      2,376,000      2,685,000
     Research and development                         226,000        199,000        580,000        562,000
     Write-off of Capitalized Software
          (See Note 4, Part I, Item 1)                366,000              -        366,000              -
                                                 ------------   ------------   ------------   ------------
TOTAL OPERATING EXPENSES                            1,303,000      1,103,000      3,322,000      3,247,000
                                                 ------------   ------------   ------------   ------------
OPERATING LOSS                                       (788,000)      (437,000)    (1,214,000)    (1,483,000)

OTHER INCOME (EXPENSE), NET                           (10,000)       241,000         87,000        193,000
                                                 ------------   ------------   ------------   ------------
LOSS FROM CONTINUING OPERATIONS                      (798,000)      (196,000)    (1,127,000)    (1,290,000)

LOSS FROM DISCONTINUED OPERATIONS                           -         (3,000)             -       (246,000)
GAIN ON SALE OF DISCONTINUED OPERATION                      -              -              -        184,000
                                                 ------------   ------------   ------------   ------------
NET LOSS                                         $   (798,000)  $   (199,000)  $ (1,127,000)  $ (1,352,000)
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------
LOSS PER COMMON SHARE:
     CONTINUING OPERATIONS                       $      (0.16)  $      (0.04)  $      (0.22)  $      (0.24)
     DISCONTINUED OPERATION                              0.00           0.00           0.00          (0.01)
                                                 ------------   ------------   ------------   ------------
     NET LOSS                                    $      (0.16)  $      (0.04)  $      (0.22)  $      (0.25)
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------
Weighted average number of common shares
  outstanding                                       5,083,000      5,050,000      5,083,000      5,383,000
                                                 ------------   ------------   ------------   ------------
                                                 ------------   ------------   ------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMATRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED DECEMBER, 1997 AND 1996

                                                                   1997           1996
                                                              -------------  -------------
Operations:
     Loss from continuing operations                          $  (1,127,000) $  (1,290,000)
     Adjustments:
       Depreciation and amortization                                688,000        716,000
       Write-off of Capitalized Software                            366,000              -
       Change in assets and liabilities:
         Accounts receivable                                        516,000        (28,000)
         Inventories                                               (395,000)       669,000
         Prepaid expenses and other                                 (10,000)       (55,000)
         Accounts payable                                          (328,000)      (586,000)
         Accrued liabilities and other                               44,000        334,000
         Customer deposits                                         (162,000)      (107,000)
                                                              -------------  -------------
     Cash used in continuing operations                            (408,000)      (347,000)
     Cash provided by discontinued operations                       848,000        447,000
     Gain on sale of discontinued operations                              -       (184,000)
                                                              -------------  -------------
Cash provided (used in) by operations                               440,000        (84,000)
                                                              -------------  -------------
Investing activities:
     Proceeds from sale of discontinued operation                         -      2,000,000
     Capital (expenditures) retirements                              38,000       (237,000)
                                                              -------------  -------------
Cash provided by investing activities                                38,000      1,763,000
                                                              -------------  -------------
Financing activities:
     Repayment of credit facility                                         -     (1,024,000)
     Repayment of notes payable                                    (113,000)       (93,000)
     Other Assets and Liabilities                                    (7,000)             -
                                                              -------------  -------------
Cash used in financing activities                                  (120,000)    (1,117,000)
                                                              -------------  -------------

Effects of exchange rates on cash                                    (5,000)       123,000
                                                              -------------  -------------

Increase in cash and cash equivalents                               353,000        685,000

Cash and cash equivalents, beginning of year                        812,000        255,000
                                                              -------------  -------------

Cash and cash equivalents, end of year                         $  1,165,000     $  940,000
                                                              -------------  -------------
                                                              -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                          PHOTOMATRIX, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF DECEMBER 31, 1997 AND MARCH 31, 1997 AND
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                     (UNAUDITED)

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

2.   CREDIT LINE

          The Company has an unused line of credit with a bank to borrow a total of $750,000. This line of credit, which expires September 1998, accrues interest on outstanding borrowings at prime plus 2 percent per annum. As of December 31, 1997, the Company had no outstanding borrowings against this line of credit.

3.   DISCONTINUATION OF LEXIA SYSTEMS, INC.

          In December, 1996 the Board of Directors approved a plan to discontinue the operations of Lexia Systems, Inc. ("Lexia"). Lexia is currently in the process of winding down its affairs and has notified its customers that it will cease operations on or before September 30, 1998. Lexia has not been able to resolve outstanding issues between it and ICL and Fujitsu/ICL Computers.

4.   WRITE-OFF OF CAPITALIZED SOFTWARE

          In November 1997 the Company announced the introduction of its new, state-of-the-art 32-bit Vision Image Capture Software ("VICS"), a true 32-bit, MS-Windows NT-based software specifically designed for the Photomatrix Vision Series scanners. As a result of this introduction, the Company does not expect any significant future sales of its Photomatrix Image Capture Software ("PICS"). Accordingly, the Company has recorded a one-time charge of $366,000 in the quarter ended December 31, 1997 to write off all capitalized software costs related to earlier generations of software which were previously capitalized.

5.   PENDING MERGER AGREEMENT

          On October 29, 1997, the Company announced that it had entered into a non-binding letter of intent with I-PAC Manufacturing, Inc. ("I-PAC"), a custom contract manufacturer of electrical and mechanical assemblies, including complex, multi-layer printed circuit board assemblies; wire and cable harnesses; molded cables; and complete system and subsystem assemblies, whereby the companies had agreed to combine their respective business operations through a merger. The companies have revised the terms to the original letter of intent. The revised non-binding agreement calls for the issuance of 4,848,000 shares of Photomatrix common stock to shareholders of I-PAC in exchange for all of the outstanding stock of the privately-held company. In addition, I-PAC shareholders will have the right to receive up to 4,652,000 additional shares based upon the exercise of Photomatrix options and attaining certain performance milestones for I-PAC operations. The merger is subject to several conditions, including: a) satisfactory completion of due diligence by each of the parties; b) the absence of any material adverse change in assets, liabilities, personnel, financial conditions or prospects of the respective companies; c) compliance with all applicable statutory and regulatory requirements; d) the approval of the transaction and the execution, delivery and performance of the agreement by their respective Boards of Directors and shareholders;
     e) the receipt of all necessary or appropriate consents, waivers and approvals of third parties; f) qualification of the transaction as a tax free exchange under Federal and California tax laws; g) the absence of a significant number of dissenting shareholders and h) the negotiation and execution of a merger agreement and other appropriate documentation. The merger will initially result in increasing the number of outstanding shares of Photomatrix common stock from 5,083,000 to 9,931,000, and could eventually result in increasing that number to 15,490,000 shares if I-PAC's performance milestones are achieved and all existing Photomatrix options and warrants are converted to common stock. Photomatrix has previously granted options and warrants to officers, directors, key employees and various other parties to purchase 907,000 shares of its common stock, all of which remain outstanding.

          Under the terms of the merger agreement, the corporate headquarters of Photomatrix will be relocated as soon as possible after the close of the merger transaction to the I-PAC Manufacturing, Inc. facility located in Carlsbad, California. In addition, William Grivas, currently Chief Executive Officer of I-PAC Manufacturing, will assume the position of Chairman of the Board of Directors of Photomatrix and Patrick Moore, currently President of I-PAC Manufacturing, will assume the position of Chief Executive Officer of Photomatrix. Suren Dutia, currently President, Chief Executive Officer and Chairman of the Board for Photomatrix, will retain the position of President of Photomatrix. The composition of the Photomatrix Board of Directors will change from four members to seven members. The existing members of the Board will remain the same, and the three additional positions will be filled by William Grivas, James Hill and one additional person. The transaction will be treated as a purchase for accounting purposes.

          I-PAC specializes in surface mount and hybrid printed circuit boards used in high value industrial products and commercial products which require an exceptionally high level of quality, a critical emphasis on delivery schedules, and intensive customer support. I-PAC's primary customers include ITT, Lockheed Martin, Disney, Hughes JVC, Sattel Communications, Sanyo, Schumacher, Triconex (a Siebe company) and Palomar Products. For the year ended December 31, 1997, I-PAC reported revenues of nearly $5.6 million. I-PAC Manufacturing, Inc. owns a 40,000 square foot, two story concrete building located in a high end R&D industrial park in Carlsbad, California, which houses its operations. It also has an investment in a wholly owned subsidiary, I-PAC Express Assembly, Inc.

          I-PAC Express Assembly, Inc. is a custom contract manufacturer specializing in quick turn printed circuit board prototypes incorporating surface mount and hybrid technologies. It is located in Santa Ana, California, in the heart of the Orange County high technology community. I-PAC Express is situated to support prototyping requirements for new products during their design phase, allowing those products to then seamlessly migrate to the main facility when production build quantities are required.

          THERE IS NO ASSURANCE THAT THIS COMBINATION WILL BE CONSUMMATED.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, INCLUDING INCREASING SALES AND IMPROVING MARGINS, ASSUMPTIONS AND STATEMENTS RELATING TO THE COMPANY'S FUTURE ECONOMIC PERFORMANCE AND OTHER NON-HISTORICAL INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE RISKS DISCUSSED IN ITEM 7 UNDER THE HEADING "ADDITIONAL RISK FACTORS" AS WELL AS OTHER FACTORS AS DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1997.


     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere herein.


               THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE
                        THREE MONTHS ENDED DECEMBER 31, 1996

     For the quarter ended December 31, 1997, consolidated revenues decreased $933,000 or 38.1% to $1,518,000 from $2,451,000 for the quarter ended December 31, 1996. This was due to a 47.6% ($952,000) decrease in equipment and software revenues offset by a 4.2% ($19,000) increase in service revenues. This reduction in equipment and software revenues was primarily due to extended customer purchasing decisions and a significant reduction in orders from a major OEM customer of Photomatrix. The Company has also not yet received anticipated orders from a potentially significant new distributor. During December 1997, the Company received a binding commitment from Bell & Howell for purchasing Vision Series 5000 document scanners to be delivered over a seven-month period beginning in December 1997. The purchase commitment, which exceeds $1.5 million, is part of an agreement between Photomatrix and the Bell & Howell, whereby Bell & Howell becomes the exclusive agent, with certain specifically identified exceptions, to sell Photomatrix peripheral document scanners to distributors and value-added resellers in the United States and Canada. In return for the purchase commitment, Photomatrix agreed to restrict its direct sales activities to the service bureau markets and not compete with Bell & Howell in the indirect distribution channels. In addition, Photomatrix also retains rights to continue selling its document scanners to international distributors as well as certain domestic distributors and end users under existing distribution agreements. Eight of the scanners were delivered in December 1997.

     For the quarter ended December 31, 1997, consolidated gross margin decreased $151,000 or 22.7% to $515,000 from $666,000 for the quarter ended December 31, 1996. However, gross margin as a percent of revenues increased 24.6% to 33.9% from 27.2%. This increase was due to a 19.1% increase in equipment and software margins coupled with a 36.6% increase in service margins. The equipment and software gross margin improvement resulted from the effects of both a continuing favorable product mix and a reduction in costs associated with production efficiencies. The service gross margin improvement resulted from a 15.6% decrease in service costs, primarily labor, tax and labor-related costs coupled with a 21.0% increase in charges to customers for labor and materials not covered by maintenance contracts.

     For the quarter ended December 31, 1997, selling, general and administrative expenses ("SG&A") decreased $193,000 or 21.4% to $711,000 from $904,000 for the quarter ended December 31, 1996. As a percent of revenue SG&A increased 26.8% to 46.8% from 36.9%. This increase is a reflection of reduced revenues as actual SG&A costs continue to be held below previous year amounts, primarily in the area of labor and labor-related costs and taxes.
In January 1998, in response to the lower level of sales in the third quarter, uncertainties in the market segment in which Photomatrix sells its aperture card and document scanners and the restructuring of its sales and marketing department as a result of the new OEM arrangement with Bell & Howell, the Company took definitive actions to further reduce operating expenses, including eliminating several positions. The Company expects these cost reductions will exceed $400,000 on an annual basis.

     For the quarter ended December 31, 1997, research and development expenses increased by $27,000 or 13.6% to $226,000 from $199,000 for the quarter ended December 31, 1996. As a percent of revenue research and development expenses increased 84.0% to 14.9% from 8.1% for the quarter ended December 31, 1996. Total spending increased $15,000 to $226,000 from $211,000. During the quarter, with a greater emphasis being placed on research, there was no capitalization of expenses for new product development, a decrease of $12,000 from the prior quarter.

     The company recorded a write off of certain capitalized software costs during the quarter ended December 31, 1997 in the amount of $366,000.

     In the current quarter, other expense consists of $10,000 of interest expense. In the prior quarter, other income was comprised of $9,000 of interest income, offset by a $250,000 one-time settlement payment from a major customer to settle a shortfall of guaranteed purchase commitments for spare parts shipments in calendar year 1996.

     There was no provision for income taxes booked in either the quarter ended December 31, 1997 or the quarter ended December 31, 1996, because of the effects of net operating loss carry-forwards, net of related allowances.

     The net effect of the decreases in gross margin and SG&A, increases in product development expenses and other expenses plus the one-time write off of certain capitalized costs resulted in a net loss from continuing operations for the quarter ended December 31, 1997 of $798,000 or $(0.16) per share. This compares to a loss from continuing operations of $196,000 or $(0.04) per share for the quarter ended December 31, 1996. There was no income from discontinued operations in the current quarter compared to a loss of $3,000 in the quarter ended December 31, 1996. The net loss in the current quarter of $798,000 or $(0.16) per share compares to a net loss of $199,000 or $(0.04) per share in the prior quarter.

            NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE
                    NINE MONTHS ENDED DECEMBER 31, 1996

     For the nine months ended December 31, 1997, consolidated revenues decreased $795,000 or 11.6% to $6,076,000 from $6,871,000 for the nine months ended December 31, 1996, primarily as a consequence of the poor results shown in the current quarter. Equipment and software revenue decreased $947,000 or 17.5% to $4,463,000 from $5,410,000 for the nine months ended December 31, 1996. Service revenue increased $152,000 or 10.4% to $1,613,000 from $1,461,000 for the prior nine months ended December 31, 1996.

     For the nine months ended December 31, 1997, consolidated gross margin increased $344,000 or 19.5% to $2,108,000 from $1,764,000 for the nine months ended December 31, 1996. As a percent of revenues gross margin increased 35.0%, to 34.7 % from 25.7%. Equipment and software gross margin increased 23.9% to 28.5% from 23.0%, this improvement resulting from the effects of both a continuing favorable product mix and a reduction in costs associated with production efficiencies. Service gross margin increased 45.9% to 51.8% from 35.5%, resulting primarily from decreases in service costs, primarily labor and labor-related costs and taxes.

     For the nine months ended December 31, 1997, selling, general and administrative expenses ("SG&A") decreased $309,000 or 11.5% to $2,376,000 from $2,685,000 for the nine months ended December 31, 1996. As a percent of revenue, SG&A remained constant at 39.1%. As previously discussed, the Company is further reducing costs as a result of the lower level of sales in the third quarter, uncertainties in the market segment in which Photomatrix sells its aperture card and document scanners and the restructuring of its sales and marketing department as a result of the new OEM arrangement with Bell & Howell. As a result of the actions taken the Company expects cost reductions to exceed $400,000 on an annual basis.

     For the nine months ended December 31, 1997, research and development expenses increased by $18,000 or 3.2% to $580,000 from $562,000 for the nine months ended December 31, 1996. As a percentage of revenue, research and development expenses increased 15.9 % to 9.5% from 8.2%. Total product development spending increased $28,000 to $664,000 from $636,000. Expenditures for new product development that were considered to be technologically feasible, and as such were capitalized, increased $10,000 to $84,000 from $74,000.

     As previously discussed, the company recorded a write off of certain capitalized software costs during the quarter ended December 31, 1997 in the amount of $366,000.

     Other income of $87,000 in the nine months ended December 31, 1997, compares to income of $193,000 in the nine months ended December 31, 1996, a decrease of $106,000. This decrease primarily reflects a sale of a trademark for $100,000 in the current period compared to a one-time settlement payment of $250,000 from a major customer in the prior period.

     There was no provision for income taxes booked in the nine months ended December 31, 1997, the same as in the nine months ended December 31, 1996, because of the effects of net operating loss carry-forwards, net of related allowances.

     The net effect of the increases in gross margin and research and development, decreases in SG&A and other income plus the write off of capitalized software resulted in a net loss from continuing operations for the nine months ended December 31, 1997 of $1,127,000 or $(0.22) per share. This compares to a net loss from continuing operations of $1,290,000 or $(0.24) per share for the nine months ended December 31, 1996. There was no income from discontinued operations in the current period compared to a loss of $62,000 or $(0.01) per share in the nine months ended December 31, 1996. The net loss in the current period of $1,127,000 or $(0.22) per share compares to a loss of $1,352,000 or $(0.25) in the prior nine month period.

    RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended December 31, 1997, the Company's loss before taxes, depreciation and amortization and the one-time write off of certain capitalized software costs was $73,000. During this period the Company's primary sources of liquidity were a reduction of accounts receivable ($516,000), an increase in accrued and other liabilities ($44,000), retirement of capital assets ($38,000), cash flows provided by discontinued operation ($848,000), and cash reserves. During the same period the primary uses of cash were to increase inventories ($395,000), increase prepaid expenses ($10,000), reduce accounts payable ($328,000), reduce customer deposits ($162,000), reduce notes payable ($113,000) and reduce other assets and liabilities (7,000). As a result of these sources and uses of liquidity during the nine months ended December 31, 1997 the Company's cash balance increased $353,000 or 43.58%, from $812,000 to $1,165,000.

     The Company has a $750,000 line of credit with its bank. This line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 2% per annum. Under the terms of the line total borrowings are limited to the lesser of $750,000 or 70% of eligible accounts receivable (as defined under the agreement). The Company is required to (1) maintain a minimum tangible net worth of $2,800,000, (2) maintain a ratio of total liabilities to tangible new worth of not greater than 1.1 to 1.0, (3) maintain working capital of $1,750,000 and (4) maintain a current ratio of 1.7 to 1.0. The line of credit expires in September, 1998. As of December 31, 1997, the Company had no outstanding borrowings against this line of credit and is in compliance with all requirements.

     The Company is obligated under a series of notes payable totaling $414,000 as of December 31, 1997. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. As of December 31, all payments under these obligations are current.

     The Company's assured sources of future short-term liquidity are its cash balance of $1,165,000 as of December 31, 1997 and the full amount of its line of credit of $750,000.

     The Company currently is obligated to pay approximately $20,000 per month in lease payments. Aside from these commitments, the Company has not made any material capital commitments.

     The Company is continuing to concentrate on increasing sales and improving gross margins. If it is successful, it should have sufficient liquidity to fund its operations during the next twelve months. In the event that the proposed merger is accomplished, although no assurances can be given, the company expects the effect on liquidity to be positive, and therefore no additional capital will be required to fund operations.

     In March 1997 the Financial Accounting Standards Board issued SFAS 128, EARNINGS PER SHARE, effective for periods ending after December 15, 1997. SFAS 128 requires the presentation of "basic" earnings per share, which excludes the dilutive effect of all common stock equivalents. Presentation of "diluted" earnings per share, which reflects the dilutive effects of all common stock equivalents, is be required. The diluted presentation is similar to the current presentation of fully diluted earnings per share, but uses the average market price of the stock during the period. For the three and nine months ended December 31, 1997 and 1996 the company had losses from continuing operations and thus only basic earnings per share is presented as the effect of common stock equivalents is antidilutive to the calculation of diluted earnings per share.

PART II:  OTHER INFORMATION
---------------------------

ITEM 5.  OTHER INFORMATION

     On October 29, 1997, the Company announced that it had entered into a non-binding letter of intent with I-PAC Manufacturing, Inc. ("I-PAC"), a custom contract manufacturer of electrical and mechanical assemblies, including complex, multi-layer printed circuit board assemblies; wire and cable harnesses; molded cables; and complete system and subsystem assemblies, whereby the companies had agreed to combine their respective business operations through a merger. The companies have revised the terms to the original letter of intent. The revised non-binding agreement calls for the issuance of 4,848,000 shares of Photomatrix common stock to shareholders of I-PAC in exchange for all of the outstanding stock of the privately-held company. In addition, I-PAC shareholders will have the right to earn up to 4,652,000 additional shares, based upon Photomatrix options exercised and attaining certain performance milestones for I-PAC operations. The merger is subject to several conditions, including: a) satisfactory completion of due diligence by each of the parties; b) the absence of any material adverse change in assets, liabilities, personnel, financial conditions or prospects of the respective companies; c) compliance with all applicable statutory and regulatory requirements; d) the approval of the transaction and the execution, delivery and performance of the agreement by their respective Boards of Directors and shareholders; e) the receipt of all necessary or appropriate consents, waivers and approvals of third parties; f) qualification of the transaction as a tax free exchange under Federal and California tax laws; g) the absence of a significant number of dissenting shareholders and h) the negotiation and execution of a merger agreement and other appropriate documentation. THERE IS NO ASSURANCE THAT THIS COMBINATION WILL BE CONSUMMATED

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(A)  EXHIBITS
     Financial Data Sheet (filed only electronically with the SEC)

(B)  REPORTS ON FORM 8-K
     There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

Items 1, 2, 3 and 4 are not applicable and have been omitted.

                                      SIGNATURES
                                      ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PHOTOMATRIX INC.



Date:  February 12, 1998             by  /s/ Suren G. Dutia
                                        ------------------------------
                                     Suren G. Dutia
                                     President
                                     Chief Executive Officer



Date:  February 12, 1998             by  /s/ Roy L. Gayhart
                                        ------------------------------
                                     Roy L. Gayhart
                                     Chief Financial Officer



Date:  February 12, 1998             by  /s/ Charles H. Frady
                                        ------------------------------
                                     Charles H. Frady
                                     Controller
                                     Principal Accounting Officer