Form 10KSB
period 1998-03-31
PHOTOMATRIX INC/ CA
filed 1998-06-29
CIK 814427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 1998

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ______________.

       Commission file number 0-16055



                                PHOTOMATRIX, INC.

             (Exact name of registrant as specified in its charter)

                             California 95-3267788
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

                 1958 Kellogg Ave., Carlsbad, California 92008
              (Address of principal executive offices) (Zip Code)

                                 (760) 431-4999
              (Registrant's telephone number, including area code)

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

                   Yes   X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated hereby by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 18, 1998, based on the average of the highest and lowest prices of such stock on that date was $10,238,861. The number of shares of common stock of Photomatrix, Inc. outstanding as of June 18, 1998, was 9,931,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements relating to the Company's plans and objectives for future operations, assumptions and statements relating to the Company's future economic performance, management's opinions about the competitive position of the Company's products, the ability of the Company to compete successfully and other non-historical information. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, those risks discussed in Item 7 under the heading "Additional Risk Factors" as well as those discussed elsewhere in this Annual Report.


Item 1.  Business

Overview

         Photomatrix, Inc. (the "Company," or "Photomatrix,") is a value added engineering, design and manufacturing company specializing in document scanning, digital video imaging and related technology. On June 5, 1998, the shareholders of Photomatrix approved a merger ("Merger") with I-PAC Manufacturing, Inc. ("I-PAC"). Effective as of June 5, 1998, Photomatrix is comprised of I-PAC and Photomatrix Imaging Corporation ("PMX").

         I-PAC is a value added contract manufacturer, specializing in the manufacture of electrical and mechanical assemblies. PMX develops, manufactures, sells and services high-performance document and aperture-card scanners for legal, financial, government and commercial enterprises.

         PMX operates in the electronic imaging segment of the information and image management industry as a supplier of quality, high-value electronic image-processing hardware and software products and services. During the past four years, PMX has evolved from being a computer output microfilm ("COM") duplicator manufacturer with primarily one major customer to a document scanner manufacturer with many customers. Over the past four years, revenue from COM products and services has steadily declined, while scanner product and services revenue has increased.

Corporate History

         Photomatrix was incorporated in California in 1978 under the name Xscribe Corporation. On July 31, 1996, the Company sold substantially all the assets and the business of its wholly- owned subsidiary, Xscribe Legal Systems, Inc. In October, 1996, the Company changed its name from Xscribe Corporation to Photomatrix, Inc. In December, 1996, the Board of Directors of the Company approved a plan to discontinue the operations of another wholly-owned subsidiary, Lexia Systems, Inc., and the Company is currently in the process of winding down and closing this operation. The financial position and results of operations of Xscribe Legal Systems, Inc. and Lexia Systems, Inc. have been shown in the consolidated financial statements of the Company as discontinued operations. In May, 1998, the Company consolidated and relocated its United States continuing operations to 1958 Kellogg Avenue, Carlsbad, California. The Company's phone number is (760) 431-4999.

Principal Products

         In fiscal year 1998, the Company derived its consolidated revenue primarily from sales and service of its Photomatrix document scanners and aperture card scanners, as more fully described below. Additionally, a portion of the Company's consolidated revenue was obtained by servicing its discontinued COM product line.

Document Scanners

         PMX offers a line of medium and high-speed paper document scanners that serve as input devices for image management systems used in office automation and service bureau environments. All Photomatrix scanners are constructed for rugged, high volume use, offering higher duty cycles and reliability than most competitive models.

         The complete image capture system among the Photomatrix document scanner line is the newly introduced Vision Series 9600, a high-speed (up to 200 dual-sided pages per minute at 200 dots per inch [dpi] resolution), rugged, single or dual-sided, 200 to 400 dpi, automatic feeding document scanning system. The Vision Series 9600 includes the scanner, a Pentium PC, high resolution display, a video interface card, Windows NT application software and Vision Image Capture Software ("VICS"), which operates in Microsoft Windows NT. VICS controls the scanning and PC hardware, displays images and manages the work flow of the image capture process (including indexing, scanning and formatting) and its customizable work flow features enable users to use VICS as the front-end of a larger document management software system. Because the Series 9600 scanner, computer and VICS were designed to work as one tightly integrated system, this configuration is the most efficient of the Photomatrix products. The Vision Series 9600 replaces the Company's earlier generation Series 6000 scanners.

         PMX has primarily sold the Vision Series 5000 ("Series 5000"), a duplex, high resolution, 5000 element scanner which captures double-sided documents at speeds in excess of 150 dual sided pages per minute. These machines differ from the Vision Series 9600 and Vision Series 6000, in that the Series 5000 is not bundled with the Photomatrix image processing board, compression board, or VICS. Instead, the Series 5000 is plug compatible with interface (processing and compression) boards from Kofax, Xionics and Seaport Imaging. Because of this compatibility, PMX sold a higher volume of the Series 5000 scanners. During the fourth quarter of fiscal 1998, the Company began selling the next generation of plug-compatible document scanners, the Series 9000, which features improved ergonomics of the top document stacker output bin, SCSI (Small Computer Systems Interface) capabilities and increased speeds up to 200 dual-sided pages per minute.

Aperture Card Scanners

         Photomatrix aperture card scanners are used to scan microfilm images of engineering drawings for storage in a digital format. In addition to crisper images, the digital format permits users to electronically store, retrieve, distribute and print engineering documents in a local or enterprise wide environment. Photomatrix aperture card scanners offer a wide range of automation, throughput speed and image enhancement features. PMX sells aperture card scanners primarily to corporate in-house and third party service bureaus which scan microfilmed engineering drawings for the end users of those drawings. PMX also sells a limited number of aperture card scanners under subcontracts to provide electronic imaging systems to the Department of Defense.

Maintenance Services

         The Company provides 24 hour service for its installed base through field engineers in 10 major cities throughout the United States ("US") and in England. The Company also has relationships with various third party maintenance organizations, including a nationwide relationship with IBM, to maintain document scanners, and Kodak, to provide COM duplicator spare parts. PMX field engineers average nine ( 9) years of experience with the Company.

         The Company views maintenance contracts and related revenue as a significant revenue opportunity and profit center in fiscal year 1999.

Competition

         Document Scanners. PMX competes in the high-end of the industry with Kodak, Bell and Howell, and BancTec where speed, throughput and duty cycle are important product features. Competition in this segment is based upon price, image quality, paper handling capabilities, throughput speeds, ease of use, reliability and quality and speed of maintenance services. Kodak has utilized its strengths of name recognition, reputation, distribution channels, good performance, service capabilities, and a strong financial capital base to become the market share leader in this segment. However, Kodak 500 and 900 model scanners, which are comparable to the Company's Vision Series 5000 and 9000 scanners, sell for higher prices than the Photomatrix scanners.

         In the document scanner market, PMX believes that its Vision Series 5000, 9000 and 9600 compare favorably with their product counterparts at BancTec and Kodak. PMX believes that its primary competitive advantage in this segment of the market is the price -performance relationship of its products, including their relative speed, image quality, reliability and rugged build. PMX maintains the leading price-performance ratios in its market segment and retains this status by continually improving on speed and throughput and also pricing below BancTec's and Kodak's products. All of its primary competitors, however, have substantially greater resources than PMX for marketing and distribution and for purchasing and maintaining market share. PMX's ability to increase its market share may be reduced should Kodak significantly reduce its prices. Although management expects some general downward pressure on price in the next two to three years, management does not expect intense price competition in the foreseeable future. However, there is no assurance that the Company will not experience intense price competition or that it will be able to maintain a competitive position in this market.

         PMX has entered into an original equipment manufacturer ("OEM") contract with Bell & Howell to supply Series 5000 and 9000 scanners under the Bell & Howell label. PMX scanners operate at speeds higher than scanners manufactured by Bell & Howell, and the Company's OEM relationship with Bell & Howell represents a strategic corporate partnering that should be beneficial to both parties. Management does not currently view Bell & Howell as a competitor in the high-end market assuming PMX continually improves the features and speed of Photomatrix scanners such that they are perpetually superior to Bell & Howell's product offering and Bell & Howell adequately markets and sells Photomatrix scanners in large volumes. Management believes PMX has the engineering talent and resources to stay ahead of Bell & Howell technologically, thereby fostering an OEM relationship. In December, 1997, PMX entered into an addendum to its OEM agreement with Bell & Howell, whereby Bell & Howell became an exclusive agent, with certain specifically identified exceptions, to sell Photomatrix peripheral document scanners to distributors and value added resellers ("VARs") in the United States and Canada. As a part of this agreement, PMX received a commitment from Bell & Howell to purchase a minimum quantity of Vision Series 5000 document scanners, valued at $1.5 million, over a period of seven months, beginning in December, 1997. Bell & Howell purchased $924,000 under this commitment agreement during the period from December, 1997 through May, 1998. In June, 1998, this commitment agreement was modified, whereby Bell & Howell agreed to purchase a minimum quantity of Vision Series 9000 scanners, valued at approximately $600,000, over a period of nine months beginning in July, 1998. There is no assurance that the existing OEM agreement with Bell & Howell will continue to be beneficial to both parties.

         Aperture Card Scanners. The market for scanning engineering drawings is large and growing steadily. According to industry studies, in the US alone it is estimated that more than 40,000 companies each have more than 100,000 engineering drawings, with a total estimated value of more than $1.5 trillion. Companies are dedicating significant resources to, and establishing significant budgets for, the conversion, storage, distribution and retrieval of these engineering drawings. Problems with document and revision control, document distribution and deterioration and loss of documents are pervasive. Aperture cards, which contain microfilm images of these drawings, have been widely used since World War II to improve the storage and security of these documents. The need to electronically manage this data has become critical, as the volume of paper documents continues to increase, and companies are increasingly seeking methods to increase the efficiency of the storage and retrieval of these documents.

         PMX developed much of its technology and related application of aperture card scanners in the mid 1980's when it introduced its aperture card scanner product. PMX's primary competitors in the aperture card scanning market are Wicks & Wilson, a United Kingdom company, Microbox, a German company, and SunRise Imaging, a US based company. PMX is not able to estimate the size of this market but believes that it is currently limited due to the cost of converting engineering back files of aperture cards and the related systems into electronic storage and retrieval systems. PMX's products are high-end products and are priced higher than other currently marketed products. In the Company's opinion, its aperture card scanner product exceeds the quality and duty cycle statistics of the products of any of its competitors.

Marketing and Distribution

         PMX markets Series 9600 image capture systems to service bureaus and end -users through its direct sales force. In contrast, PMX markets its Series 5000 and 9000 document scanners via indirect distribution channels, primarily as a consequence of its OEM agreement with Bell & Howell and to VAR's service bureaus and end-users. In April 1997, PMX entered into a distribution agreement with IBM. Under the agreement, which contains no minimum requirements, IBM is granted the right to sell Photomatrix document scanners. To date there have been no significant sales under the IBM agreement.

         PMX distributes its aperture card scanning products primarily to systems integrators and VARs who package the Photomatrix scanners with other software and hardware products for sale to end-users. Because Photomatrix aperture card scanners are peripheral products which must be integrated with other products for end users, PMX maintains close working relationships with major systems integrators and VARs. PMX relies heavily on the sales efforts of systems integrators and VARs to generate sales of aperture card scanners. PMX also sells aperture card scanning systems through its direct sales force to service bureaus which provide scanning services to engineering drawing end users.

         PMX generally provides a 90-day warranty on its products and offers, for sale, annual maintenance contracts thereafter. The warranty and maintenance work is typically provided through PMX field service employees who are located throughout the United States and in England. PMX also performs repair services for, and supplies replacement parts to, Kodak (which previously sold PMX products under a private label agreement).

Raw Materials and Manufacturing

         PMX manufactures its aperture card scanners and document scanners at its manufacturing facilities in Carlsbad, California. PMX's operations consist of procurement, kit packaging, assembly of circuit boards, wiring and assembly and quality control testing of all parts, components, subassemblies and final assemblies of all products. PMX manufactures some of its own boards; however, many of its printed circuit boards ("PCBs") have been manufactured by outside vendors. In anticipation of the Merger, PMX recently began utilizing I-PAC as its principal PCB vendor. Now that the Merger has occurred, the Company expects to realize additional cost savings as a result of I-PAC's expertise in PCB manufacturing and wiring and assembly.

         PMX's products incorporate electronic, imaging and mechanical components purchased from various vendors. The electronic components, including computer chips, are generally available from multiple sources. PMX currently uses Fairchild, Kodak and Sony CCDs (Charged Coupled Devices) in the PMX cameras in its aperture card and document scanning products. However, other commercially available CCD cameras could be substituted if necessary. PMX copies, labels and packages its software products.

         PMX's products contain numerous mechanical components that are machined specially for PMX's products. PMX relies upon several vendors for its custom machined parts. Although many vendors can provide this machine work, tools and molds needed for this process are in the possession of (and in some cases, owned by) its machine shop vendors, and PMX could experience a supply disruption if any of these vendors failed to meet its supply obligations.

         PMX also bundles its aperture card scanners and document scanners with commercially available personal computers, work stations, high resolution monitors, optical disk drives and other compatible peripherals and with Microsoft Windows and NT, Novell NetWare and other commercially available software.

Intellectual Property Rights and Licenses

         PMX relies upon copyright and trade secret laws to protect its software and firmware used in its aperture card scanner and document scanner products. PMX has registered design documents for its document scanner and certain of its product maintenance manuals, operations manuals and parts catalogues under federal copyright law.

         PMX is a party to a nonexclusive reseller agreement with Image Machines Corporation for a Windows driver for Photomatrix's aperture card scanners and for viewing and editing software. Under the reseller agreement, PMX purchases the software for resale on a per copy basis. The Image Machines software is not bundled with aperture card scanners sold through PRC or Intergraph who have developed their own software for use with the scanners. PMX offers with its scanners a SCSI developers' tool kit for developing a Photomatrix scanner driver.

         PMX also purchases and resells as part of the Series 9600 document scanner a board manufactured by Kodak Image Products that enables the scanning of bar codes and bundles its Series 9600 document scanner with Microsoft NT which it purchases on a per copy basis.

Seasonal Business

         The second and third quarters of the Company's fiscal year have typically shown higher revenue volumes than its first and fourth quarters.

Significant Customers

         One customer (Bell & Howell) accounted for 17 percent of the Company's total revenue for fiscal year 1997 and two customers Bell & Howell and Kodak, accounted for 26 and 13 percent, respectively, of its revenue for fiscal year 1998. No other customer accounted for more than 10 percent of the Company's total revenue during fiscal years 1998 or 1997. (See "Additional Risk Factors")

Backlog

         PMX generally does not have a material order backlog at any time because PMX normally fills orders within the delivery schedules requested by customers (generally within 30 days).

Government Sales

         The Company has had no government sales.

Research and Development

         During the last three fiscal years, the Company expended $1,098,000 (fiscal year 1998), $969,000 (fiscal year 1997), and $1,018,000 (fiscal year
1996) on company-sponsored research and development projects, including projects performed by consultants for the Company and capitalized software development costs. Management expects that research and development expenditures (including capitalized software development costs) will total approximately $1 million for the coming year.

         The Company works closely with its customers to develop enhancements and new products in response to customer needs. In fiscal years 1998 and 1997, the Company has been engaged in the development of competitive enhancements to the Photomatrix line of scanners, including a faster scanner, a "smart" automatic document feeder, a top loading stacker, and the next generation of both the Series 5000 and 6000 document scanners and a new aperture card scanner line. There is no assurance that the Company will successfully complete current or planned development projects or that it will do so within the time parameters and budgets established by the Company, and there is no assurance that a market will develop for any product that is developed.

Environmental Laws

         Compliance with federal, state and local laws enacted for the protection of the environment has not had a material effect upon the Company's capital expenditures, earnings or competitive position to date. The Company does not anticipate that it will have to incur any material expenses in the future in order to comply with such laws because of the nature of its products and manufacturing operations.

Employees

         At May 31, 1998 (before the merger with I-PAC), the Company had 47 full-time and one part-time employee, excluding three employees associated with the discontinued Lexia operation, none of whom are subject to a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Foreign and Domestic Operations

         The Company derived approximately 18.5% of its revenue for the year ended March 31, 1998, and approximately 21.8% of its revenue for the year ended March 31, 1997, from foreign sales made by Photomatrix, Ltd., a wholly owed subsidiary located in the United Kingdom.

Property

         Subsequent to March 31, 1998, the Company relocated its corporate headquarters to the I-PAC facility in Carlsbad, California. The Company leases a facility located in San Diego, California, consisting of approximately 23,400 square feet, which previously housed the Company's corporate offices and its manufacturing, sales and administrative functions. The lease expires in September 2002. The Company has entered into an assignment of this lease, effective June 15, 1998. Management anticipates that related costs of lease assignment and the write-off of leasehold improvements will be less than $50,000.

         The Company also leases facilities in Chandler, Arizona and London, England. These facilities house the Photomatrix product development and Photomatrix European operations, respectively. The Chandler facility consists of 5,100 square feet, and the lease expires in June 2000. The London facility consists of 2,400 square feet, and the lease expires in May 2013.

         The Company also leases 880 square feet in Herndon, Virginia for the Lexia operation (which operation has been discontinued). This lease expires in November 1998.

Legal Proceedings

         The Company has been a defendant in three product liability cases pending in the United States District Court, Eastern District of New York (Bernhart v. Xscribe et al. (92 Civ. 3931), Galfin v. Xscribe (92 Civ. 2582), and Hagipadelis v. Xscribe (95 Civ. 1977)). Both Bernhart v. Xscribe and Galfin
v. Xscribe have now been or are in the process of being dismissed. Xscribe has tendered the Hagipadelis v. Xscribe claim to its insurance carriers, St. Paul
Fire ("St. Paul") and Marine Insurance and Federal Insurance Company ("Federal"). St. Paul has assumed the Company's defense without reservation of right, and Federal has agreed to share defense costs, subject to a reservation of rights. The insurance carriers have prevailed in all judgements rendered to date. It may take several years before this litigation is ultimately resolved. The Company believes that this remaining case is without merit and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies.

Acquired Operations

         I-PAC is a value added custom contract manufacturer of electrical and mechanical assemblies, including complex, multi-layer printed circuit board assemblies, wire and cable harnesses, molded cables, and complete system and subsystem assemblies. I-PAC specializes in providing value added electronic manufacturing services in connection with the manufacture of surface mount and hybrid printed circuit boards used in high value industrial and commercial products which require an exceptionally high level of quality control, a critical emphasis on delivery schedules, and intensive customer support.

         All of I-PAC's printed circuit boards are designed by the customer and manufactured to its specifications. Using computer controlled manufacturing and test machinery and equipment, I-PAC provides manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. I-PAC offers a wide range of manufacturing and management services, either on a turnkey or consignment basis, including material procurement and control, manufacturing and test engineering support, and quality assurance. I-PAC's strategy is to develop long-term manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

Corporate History

         I-PAC was organized under the laws of the State of California in 1990. In January 1997, I-PAC purchased the facility it had been leasing, a 40,000 square foot, two story concrete building located in Carlsbad, California. Subsequent to March 31, 1998, the Company relocated its corporate headquarters and manufacturing operations into this facility.

         In February 1997, I-PAC acquired I-PAC Express Assembly, Inc. ("I-PAC Express"). I-PAC Express is a custom contract manufacturer specializing in quick turn printed circuit board prototypes incorporating surface mount and hybrid technologies. It is located in Santa Ana, California. I-PAC Express supports prototyping requirements for new electronic products during their design phase, allowing those products to then migrate to the main I-PAC facility when production quantities are required. I-PAC intends to open additional I-PAC Express locations in Southern California.

         I-PAC's facilities are located at 1958 Kellogg Avenue, Carlsbad, California 92009. Its phone number is (760) 438-1529.

Contract Electronics Manufacturing Industry

         Overview

         The contract electronics manufacturing industry provides the program management, technical and administrative support, and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. Over the past two decades electronic systems have become smaller, lighter and more reliable, while demands for performance at lower costs have increased. The use of a contract manufacturer allows an OEM to avoid large capital investments in plant, equipment and staff and to concentrate instead on the areas of its greatest strength: innovation, design and marketing.

         OEMs use contract manufacturers to:

                  Reduce Production Costs. Contract manufacturers generally are able to manufacture specialized products at a lower cost than OEMs because of efficiencies associated with specialization and higher production volumes.

                  Accelerate Time to Market. Rapid technological advances and shorter product life cycles require OEMs to reduce the time required to bring a product to market. Delays in bringing a product to market can result in obsolescence of the product before or shortly after it becomes available. By providing an established infrastructure and manufacturing expertise, contract manufacturers can help OEMs shorten their product introduction cycles.

                  Access Advanced Manufacturing Capabilities. As electronic products have become smaller and more technologically advanced, manufacturing processes have become more automated and complex, making it more difficult for OEMs to maintain the manufacturing expertise required to remain competitive. Using contract manufacturers affords OEMs access to advanced manufacturing technology and processes.

                  Improve Manufacturing Quality. Because of their focus on their specialized area of expertise, contract manufacturers generally can provide services of higher quality than OEMs can provide in-house.

                  Focus Resources. In the rapidly changing, increasingly competitive electronics industry, most OEMs must focus their attention and resources properly. The use of contract manufacturers enables OEMs to focus on their core competencies.

                  Reduce Investment. As the electronics industry has become more technologically advanced, manufacturing requirements have resulted in increased investments in inventory, equipment, labor and infrastructure. Contract manufacturers enable OEMs to achieve high technological capabilities at a lower capital investment level than required for internal manufacturing.

                  Improve   Inventory   Management  and  Purchasing  Power.  The
         experience of contract manufacturers in inventory procurement and management can reduce OEM production and inventory costs.

         Industry Size

         According to the Institute for Interconnecting and Packaging Electronics Circuits ("IPC"), the U.S. market for contract electronics manufacturing services was approximately $36 billion in 1996 and was growing at an annual rate of approximately 25%. The domestic contract electronics manufacturing market includes passive components ($15 billion), actual assembly ($13 billion), PCBs ($7.2 billion) and flexible circuits ($0.7 billion).

         Printed Circuit Boards

         PCBs are the basic platform used in virtually all advanced electronic equipment to direct, sequence and control electronic signals between semiconductor devices (such as microprocessors, memory chips and logic devices) and passive components (such as resistors and capacitors). PCBs consist of one or more layers of circuitry laminated into rigid insulating material composed of fiberglass epoxy. Multi-layer PCBs provide a three dimensional system with electronic signals traveling along horizontal planes of multiple layers of circuitry patterns as well as along the vertical plane through plated holes or vias.

         SMT is an assembly process which allows the placement of a large number of components in a dense array directly on both sides of a PCB. SMT is a recent advance over the more mature PTH technology, which permits electronic components to be attached to only one side of a PCB by inserting the component into holes drilled through the board. The SMT process allows OEMs to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a PCB without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT enhances circuit processing speed and board and system performance.

         Lead times for PCBs generally fall into two categories, "quick turn" and "standard." Quick turn lead times range from one to 15 days for prototype and preproduction quantities. Standard lead times typically run from six to twelve weeks and are generally associated with larger volumes.

         According to the IPC, the U.S. market for PCBs was estimated at approximately $7.2 billion in 1996, an increase of 10% from 1995. Also according to the IPC, Multi-layer PCBs, the fastest growing segment (14% growth from 1995 to 1996) accounted for approximately 74% of all PCBs shipped in 1996. Despite its large size, the PCB market is fragmented. In 1996, only eight of approximately 700 independent PCB manufacturers had annual sales in excess of $100 million.

         System and Subsystem Assembly

         According to the IPC, the United States value added contract manufacturing market was approximately $13 billion in 1996 and is growing at a rate of approximately 20% per year. I-PAC believes that OEMs are increasingly relying upon independent contract manufacturers for the manufacture of complex electronic interconnect products rather than on in-house production.

Business Strategy

         In response to these industry trends, I-PAC has positioned itself as a specialist in the manufacture of complex, multi-layer PCBs, wire and cable harnesses, molded cables, and complete system and subsystem assemblies including value added electronic manufacturing services. I-PAC's strategy is to emphasize its experience with surface mount and hybrid printed circuit boards used in high value industrial and commercial products which require an exceptionally high level of quality, a critical emphasis on delivery schedules, and intensive customer support. Further, its strategy includes the following elements:

                  Establish and Maintain Long-term Relationships. One of I-PAC's primary objectives is to pursue opportunities whereby it becomes an integral part of an OEM's manufacturing operations. In this regard, I-PAC strives to work closely with its customers in all phases of design and production in an attempt to establish itself as the sole or primary source for its customers' specialized manufacturing requirements. I-PAC believes that this effort to develop close, reliable, long-term relationships builds customer loyalty that is difficult for competitors to overcome. I-PAC specifically targets turnkey manufacturing opportunities because such business offers increased profit margin, greater control over all variables of the manufacturing process and greater reliance upon I-PAC by the OEM associated with the turnkey operation.

                  Target and Maintain Balance Among Selected OEM Industries and Customers. I-PAC markets its services to industries and customers that have strict quality control standards for their products and that have service intensive manufacturing requirements. I-PAC focuses on complex assemblies in low and medium volumes for commercial and industrial customers. I- PAC has not been, and does not intend to become, a manufacturer of high volume PCB assemblies for personal computers or other consumer related products, which typically have relatively low margins. I-PAC instead focuses on a variety of industries that produce products that generally have longer life cycles, higher engineering content, higher customer margins, more stable demand and less price pressure.

                  Provide  Comprehensive  and Reliable  Manufacturing  Services.
         I-PAC believes that its ability to attract and retain customers depends on its ability to offer a broad range of specialized services. I-PAC provides its customers with services ranging from prototype production to the manufacture of PCB assemblies, material procurement and management, post-production testing, and final product assembly. I-PAC also strives to provide the highest level of reliability in connection with these services and has an ongoing program of investing in sophisticated machinery and equipment to enable it to achieve this objective on a continuing basis. I-PAC's ability to provide electrical mechanical assembly, wire and cable assembly and harnessing, molded cable processing and other related services allows it to offer a broader range of value added services to its customers than is typically offered by a PCB assembly manufacturer.

                  Pursue Opportunities for Growth. Although it has not currently identified any candidate for acquisition, I-PAC is committed to pursuing opportunities to increase the scope of its operations through acquisition. Its strategy is to attempt to acquire privately-held technology product companies where the manufacturing requirements can be met by I-PAC at significant cost reductions and economies of scale. In addition, I-PAC intends to attempt to increase its contract manufacturing business through growth of its customer base, vertical and horizontal acquisition of other contract manufacturers and expansion of its I-PAC Express operations to additional locations.

                  Maintain Flexibility. Many of I-PAC's customers are leaders in their respective industries. As such, these customers often require that their products be routinely reengineered. I-PAC has organized its operations so that it can respond rapidly to design changes and provide value added services where needed.

Services Provided by I-PAC

         I-PAC manufactures over 200 different assemblies which are incorporated in over 60 different products. I-PAC provides contract manufacturing services primarily with regard to advanced industrial and commercial products in the industrial controls, process control equipment, commercial broadcast, video and instrumentation markets.

         During the year ended December 31, 1997, I-PAC provided contract services to more than 30 different customers, including ITT, Lockheed Martin, Disney, Hughes JVC, Coyote Technologies, Sanyo, Schumacher, Standard Communications, Triconex (a Siebe company) and Palomar Products. I-PAC's services can be categorized as follows:

                  Prototype Manufacture. Through its wholly-owned subsidiary, I-PAC Express, I-PAC offers quick turn, PCB prototype manufacturing capabilities, incorporating SMT and hybrid technologies. I-PAC Express supports new OEM products in their design phase and then attempts to migrate these products to I-PAC's main manufacturing facility when production quantities are required.

                  Product Manufacture. I-PAC manufactures electronic products and assemblies for use in a variety of industries and applications. Its manufacturing operations include product assembly, testing, and assembly into final product housings. While I-PAC has automated various aspects of many processes, the assembly of components into electronic products is a labor intensive process generally requiring a high degree of precision and dexterity, together with multiple quality control steps prior to shipment. In addition to PCB assembly, I-PAC manufactures various interconnect products, including molded cables.

                  Product Testing. The increasingly complex design and assembly techniques required for products manufactured by I-PAC, as well as the reliability demanded by its customers, has required I-PAC to engage extensive testing of its products. These tests include in-circuit component measurement testing, manufacturing defect analysis, and functional tests.

                  Value Added Services. I-PAC provides value added electronic manufacturing services to enhance the quality and reduce the cost of OEM products. I-PAC primarily solicits the manufacturer of high engineering content OEM products and offers close working relationships with its customers and flexibility to meet customer engineering needs.

Manufacturing and Supplies

         The principal materials used by I-PAC in the manufacture of its products are electronic components such as memory chips, microprocessing units, integrated circuits, resistors, capacitors, transformers, switches, connectors, wire and related items purchased as stock items from a variety of manufacturers and distributors. While I-PAC purchases most of these materials from outside sources, I-PAC is not dependent upon a single source of supply for any materials essential to its business. I-PAC has generally been able to obtain adequate supplies of such materials, and no shortage of such materials is currently anticipated. However, notwithstanding the foregoing, there can be no assurance that I-PAC will continue to be able to procure such components in the future without material delay or other restrictions.

         I-PAC believes that it is currently operating in accordance with ISO 9000 manufacturing quality control requirements, which specify standards, processes, procedures and documentation to be implemented and maintained in all applicable functions. I-PAC expects to receive formal certification for such compliance by an outside third party in 1998.

Marketing

         Senior management of I-PAC and a manufacturers' representative organization owned by the shareholders of I-PAC are currently primarily responsible for marketing I-PAC's services. The manufacturers' representative organization receives variable commissions based on orders received by I-PAC. As part of its marketing strategy, I-PAC attempts to work closely with its customers in all phases of design and production in an attempt to establish itself as the sole or primary source for its customers' specialized manufacturing requirements. I-PAC believes that this effort to develop close, reliable, long-term relationships builds customer loyalty that is difficult for competitors to overcome. As a result, I-PAC is continually striving to develop new negotiated business with existing customers. I-PAC also expects that I-PAC Express will assist in marketing the services of I-PAC, in that customers of the quick turn prototyping services of I-PAC Express may turn to I-PAC for manufacturing services when production quantities of the products prototyped by I-PAC Express are required.

Competition

         The contract manufacturing industry is highly fragmented and is characterized by intense competition. The contract manufacturing services provided by I-PAC are available from many independent sources as well as the in-house manufacturing capabilities of current and potential customers of I-PAC. Many of I-PAC's competitors and potential competitors are significantly larger and have significantly more capital, direct buying power and management resources than I-PAC. Management believes that the principal competitive factors in its targeted markets are flexible value added services, product quality and reliability, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing and geographical location. I-PAC believes that it competes favorably with respect to these factors. However, I-PAC also expects that competition in its markets will continue to be intense, and there can be no assurance that I-PAC will compete successfully.

Licenses

         I-PAC has acquired licenses for the manufacture, marketing and sale of proprietary video capture, storage and transmission software technology that has on-going development potential and possible application in a wide range of existing and new markets. The ongoing development is not capital intensive, in that the technology can be applied to products in different markets without significant modification. Following the Merger, I-PAC plans to begin entering new markets, possibly including telemedicine, video editing, video teleconferencing, video surveillance and various broadcast markets.

         In May, 1998, the Company and I-PAC entered into a letter of intent with the licensor to jointly develop, manufacture and sell a series of products which incorporate the licensor's proprietary video compression, storage and transmission technology. Under terms of this new agreement, Photomatrix will provide various mechanical, hardware and packaging engineering services to finalize the design of three of the licensor's products: a Digital VCR, a video monitoring product which will initially be used in automated teller machines, and video controller to be used with the licensor's primary products. I-PAC will also provide value engineering services for these products. In return, I-PAC will be granted exclusive rights to manufacture all three products for the licensor on a cost-plus basis. In addition, the licensor will enter into a licensing agreement with Photomatrix granting Photomatrix the right to private label and sell the Digital VCR and a new surveillance product which will utilize the video controller. Photomatrix and the licensor also agreed to jointly develop "Video Instruction of Demand" software, which in combination with the Digital VCR product, will enable the transmission and reception of a wide range of "video instruction" products over the Internet, as well as other transmission mediums.

Seasonality

         I-PAC has historically experienced its strongest sales volume in the first and second quarters of each calendar year, but its business is not considered seasonal. It is, however, subject to the business cycles that impact its customers.

Backlog

         As of March 8, 1998, I-PAC's backlog was approximately $500,000, compared to $700,000 as of December 31, 1997. I-PAC defines backlog as hard copy purchase orders for which I-PAC has firm delivery dates within the next twelve months.

Employees

         As of June 4, 1998, I-PAC had approximately 61 full time employees, of which 4 were engaged in program management, 40 were engaged in manufacturing and the remainder were engaged in management, engineering or administration, and 2 part time employees. None of its employees is represented by a labor union. I-PAC believes its relations with its employees are good.

Property

         I-PAC maintains its executive offices and manufacturing facilities in a 40,000 square foot, two story concrete building located at 1958 Kellogg Ave., Carlsbad, California. I-PAC owns these facilities.

         I-PAC Express leases a 5,000 square foot facility located at 1415 East McFadden Avenue, Santa Ana, California. The lease for this facility provides for annual rent of $22,600 and expires in April 2000.

Government Regulation

         I-PAC's operations are subject to certain federal, state and local regulatory requirements related to environmental, waste management, health and safety matters. While there can be no assurance that material costs and liabilities will not be incurred or that past or future operations will not result in exposure to claims of injury by employees or the public, I-PAC management believes that its business is operated in substantial compliance with such regulations.

         I-PAC periodically generates and temporarily handles limited amounts of materials that are considered hazardous wastes under applicable law. The Company contracts for the offsite disposal of these materials and has implemented a waste management program to address related regulatory issues.

Legal Proceedings

         There are no material pending legal proceedings to which I-PAC or any of its subsidiaries is a party or of which any of their properties is the subject. I-PAC is not aware of any such proceedings known to be contemplated by governmental authorities.

Related Party Transactions

         The former shareholders of I-PAC currently own interests in several entities with which I-PAC does business. Evergreen Investments (Evergreen), a company owned by Mr. Moore and Mr. Grivas, provides management and legal services to I-PAC. I-PAC incurred expenses of approximately $205,500 and $235,600 for services provided by Evergreen for the years ended December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, I-PAC purchased approximately $6,600 of merchandise from MGS Interconnect ("MGS"), a company owned by Mr. Moore and Mr. Grivas. During 1996, I-PAC subcontracted out $57,400 of sub-assembly and other production work to MGS. I-PAC also recorded sales to MGS of approximately $47,900 and $88,100 for the years ended December 31, 1997 and 1996, respectively. During 1997 and 1996, I-PAC incurred expenses of approximately $136,700 and $147,000, respectively, for commissions to MGM Tech Rep ("MGM"), an outside sales representative firm owned primarily by the three stockholders of I-PAC. I-PAC received approximately $4,600 of rental income from MGM for the year ended December 31, 1997. I-PAC also incurred expenses of approximately $28,400 and $39,900 for legal services provided by a law firm in which Mr. Hill is a partner, for the years ended December 31, 1997 and 1996, respectively. In addition, I-PAC also incurred expenses of approximately $27,500 and $39,700 for general business consulting services provided by Mr. Hill for the years ended December 31, 1997 and 1996, respectively. Following the Merger, any related party transactions will be reviewed and approved by the Audit Committee of Photomatrix' Board of Directors.

Discontinued Operations

         The following represents a brief history of the discontinued operations of Photomatrix:

         Sale of Xscribe Legal System, Inc. In July 1996, the Company sold certain assets and liabilities related to its computer-aided transcription business to its primary competitor for $2.2 million. The Company retained certain liabilities.

         Lexia Systems, Inc. In October 1993, the Company acquired the North American Sales Division of International Computers Limited, Inc. ("ICL"), a developer of groupware (office automation) software and manufacturer of
Unixbased hardware, and formed Lexia Systems, Inc. ("Lexia"). Lexia and ICL entered into a strategic alliance whereby Lexia was to distribute ICL's groupware products in the United States and support the domestic installed base of ICL customers. However, the business partnering efforts between the Company and ICL and its sister company, Fujitsu ICL Computers Ltd. ("Fujitsu") have proved to be ineffective primarily because of a difficult working relationship between ICL, Fujitsu and Lexia, combined with the fact that Lexia did not own the applicable software or proprietary rights and was not able to control the marketing or product management of ICL and Fujitsu products. Consequently, in December, 1996, the Board of Directors of the Company approved a plan to discontinue Lexia Systems, Inc. The Company is currently in the process of winding down and closing this operation. Further, as of March 31, 1998 , Lexia had recorded accounts payable and unpaid rent claims of ICL and Fujitsu in the amount of approximately $786,000. Lexia disputes these liabilities. Lexia is attempting to resolve these disputes through negotiations . There is no assurance that Lexia will be successful in resolving these disputed amounts.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 5, 1998, a Special Meeting of Shareholders of Photomatrix, Inc., was held and the following matters were approved:

1.       The proposed merger with I-PAC Manufacturing, Inc.

2.       The election of six directors of the Company.

3. The adoption of the Photomatrix 1998 Stock Option Plan whereby 1,500,000 shares of Photomatrix Common Stock were reserved for issuance to officers, directors and employees of the Company under incentive stock options or nonqualified stock options to be granted by the Compensation Committee of the Board of Directors.

4. The ratification of the appointment by the Company's Board of Directors of KPMG Peat Marwick LLP as the independent auditors of the Company for the 1998 fiscal year.

                                     PART II

MARKET PRICES OF PHOTOMATRIX COMMON STOCK

Photomatrix, Inc. is traded in the NASDAQ Stock Market Small Cap Tier under the symbol PHRX. On May 31, 1998, there were 5,083,000 shares outstanding, and there were approximately 3,000 shareholders of record. On June 11, 1998, and effective as of June 5, 1998, an additional 4,848,000 shares were issued under the terms of the Merger Agreement, resulting in 9,931,000 shares outstanding as of that date. Following is information regarding Photomatrix, Inc. common stock market prices:

                            Fiscal Year 1998          Fiscal Year 1997              Fiscal Year 1996
                            -----------------         -----------------            -----------------
Quarter Ended             Low Bid      High Bid     Low Bid      High Bid       Low Bid       High Bid
-------------             -------      --------     -------      --------       -------       --------

June 30 - 1st                 5/16        5/8         11/16        1-7/16          7/8           1-1/2
September 30 - 2nd            9/32        9/16        17/32        1-1/16         13/16          1-1/2
December 31 - 3rd             1/4        29/32         3/8          13/16          3/4          1-1/16
March 31 - 4th                3/8        15/16         3/8          15/16          9/16         1-3/64


The Company has not paid a cash dividend on its common stock, and it is not anticipated that the Company will pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

PHOTOMATRIX SELECTED HISTORICAL FINANCIAL DATA

The following selected financial data is derived from financial statements as of and for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 (000's have been omitted). Certain reclassifications have been made to prior year amounts to be consistent with current year. Discontinued operations were reclassified for all periods presented, and the remaining operations consist of Photomatrix Imaging Corp. and Photomatrix, Ltd., which were acquired in fiscal 1994. The data set forth below should be read in conjunction with the consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," both appearing elsewhere herein.


                                                              For the years ended March 31,
                                                 1998          1997          1996          1995         1994
     OPERATING DATA
     Revenue                                     $8,595     $   8,694    $   9,092     $   9,712    $    9,742
     Gross profit percent                         31.5%          26.3%       32.3%          31.5%        34.8%
     Loss from continuing
     operations                                $(1,696)     $ (2,290)    $ (1,368)     $   (791)    $     (194)
     Net income (loss)                         $(1,482)     $ (2,407)    $ (1,704)     $   (133)    $    1,222
     Loss per share
     from continuing operations                 $(0.33)     $  (0.44)    $  (0.24)     $  (0.13)    $    (0.04)
     Net income (loss) per share                $(0.29)     $  (0.46)    $  (0.30)     $  (0.02)    $      0.23
     Dividends per share                        -             -            -             -             -

                                                  1998       1997         1996          1995         1994
                                                  ----       ----         ----          ----         ----
     BALANCE SHEET DATA
              Working capital                    $2,304     $   2,432    $  5,624   $   6,991    $   7,617
              Current ratio                        1.76          1.92        2.96        4.10         5.35
              Total assets                       $7,303     $   8,565    $ 12,581    $ 13,202    $  12,844
              Total long-term debt and           $  239     $     415    $  1,148    $    699    $     827
                  obligations



Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and consolidated financial statements and notes thereto included elsewhere therein.

                              Results of Operations

Following is a comparative discussion by fiscal year of the results of continuing operations for the last three fiscal years ended March 31, 1998. The Company believes that inflation has not had a material effect on its operations to date.

Fiscal year 1998 ended March 31, 1998 compared to fiscal year 1997 ended March 31, 1997

         Consolidated revenue for the year ended March 31, 1998 decreased by $99,000 (1.1%) to $8,595,000 from $8,694,000 for the year ended March 31, 1997.
This decrease was due to decreases in scanner revenue of $593,000 (10.8%) and COM duplicator revenue of $185,000 (52.1%) offset by increases in spare parts revenue of $488,000 (51.0%) and service revenue of $191,000 (9.8%). The Company anticipates that scanner sales will decline significantly in the first quarter of fiscal 1999, as a result of a modification of a purchase commitment from Bell & Howell, but that on a consolidated basis, revenue will increase significantly in fiscal 1999 as a result of the acquisition of I-PAC.

         Consolidated gross margins for the year ended March 31, 1998 increased $412,000 (18.0%) to $2,706,000 from $2,294,000. This excludes the effect of the
$366,000 write-off of capitalized software, as more fully discussed below. Gross margin as a percent of sales increased 5.1% to 31.5% from 26.4% in the year ended March 31, 1998. This increase was due to a more favorable product mix, as well as the cost reductions gained as a result of production efficiencies resulting from improved production methods, product modularization and the consolidation of the San Diego, California and Culver City, California operations in March, 1997. Management believes that costs may be reduced further as a result of the merger with I-PAC as described elsewhere, although there is no assurance that these additional cost reductions will be achieved. These improvements were somewhat offset by the write-off of $165,000 of inventory and an increase in the Company's reserve for obsolete inventory by $475,000 as a result of new product introductions, together with a significant decrease in sales of aperture card scanners.

         Selling, general and administrative ("SG&A") expenses decreased $113,000 to $3,198,000 from $3,311,000 in the prior year. As a percent of revenue SG&A decreased 0.9% to 37.2% from 38.1% in the prior year. These reductions are attributable primarily due to cost reduction efforts in both the sales and marketing and the general and administrative areas of the Company which were implemented during the current fiscal year.

         Research  and  development   expenses  increased  $188,000  (23.3%)  to
$995,000 from $807,000 in the year ended March 31, 1997. Software development expenditures that were capitalized because they related to technologically feasible projects were $103,000 in the current year compared to $162,000 in the prior year. Total development spending increased $129,000 to $1,098,000 from $969,000 in the prior year primarily because of increased scanner development activity, including the development of new models.

         Fiscal year 1998 includes a write-off of capitalized software in the amount of $366,000. Fiscal year 1997 includes a charge for facility consolidation and relocation in the amount of $520,000. The Company has recently relocated its operations into the I-PAC facility located in Carlsbad, California. The costs related to this move approximate $81,000, including $77,000 paid to I-PAC before consummation of the merger, and will be reflected in the Company's consolidated statement of operations for the first quarter of fiscal 1999.

         Interest expense decreased $51,000 to $41,000 from $92,000 in the prior year. This decrease was due to the elimination of borrowings under the Company's credit facility during fiscal 1998. The Company anticipates that debt service expenses will increase as a result of the Merger. Other income decreased $47,000 to $203,000 from $250,000 in 1997. This reduction is the result of a one-time sale of an unused trademark in the amount of $100,000 in the current year together with various other transactions which were non-recurring in nature, compared to a $250,000 non-recurring payment from a major customer under a minimum quantity purchase contract during the prior year.

         The Company's provisions for income taxes were $5,000 and $104,000 in the years ended March 31, 1998 and 1997, respectively. These amounts are substantially different from provisions calculated using the statutory rates because of the Company's inability to recognize the effect of net operating losses and related carry-forwards. The prior year's provision was significantly greater than that of the current year as a result of an increase in the Company's valuation allowance relating to deferred tax assets.

         The increases in gross margin and decreases in SG&A expenses, interest expense and income tax expense, offset slightly by the increase in product development expenses and reduction in other income, resulted in a loss from continuing operations of $1,696,000 ($0.33 per share) for the year ended March 31, 1998. This is an improvement of $594,000 (25.9%) over the loss from continuing operations of $2,290,000 ($0.44 per share) for the year ended March 31, 1997.

         During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc., as more fully described in Note 2 of the Consolidated Financial Statements contained elsewhere herein. The Company booked a net loss from discontinued operations in fiscal 1997 of $117,000. This loss included accruals for indemnifications related to the discontinued operations of Xscribe Legal Systems. During the current year, the indemnification period lapsed and the Company determined that the remaining accruals were no longer necessary. The accruals were reversed, resulting in income from discontinued operations of $214,000 in the current year. Including the income from discontinued operations, the net loss for the year ended March 31, 1998 was $1,482,000 ($0.29 per share), an improvement of $925,000 (38.4%) over the net loss for the year ended March 31, 1997 of $2,407,000 ($0.46 per share).

Fiscal year 1997 ended March 31, 1997 compared to fiscal year 1996 ended March 31, 1996

         Consolidated revenue for the year ended March 31, 1997 decreased by $398,000 (4.4 %) to $8,694,000 from $9,092,000 for the year ended March 31,
1996. This decrease was due to a 35.4 % ($803,000) expected decrease in COM duplicator revenue offset by a 5.9 % ($405,000) increase in scanner product and service revenue.

         Consolidated gross margins for the year ended March 31, 1997 decreased $639,000 (21.8 %) to $2,294,000 from $2,933,000 and gross margin as a percent of sales decreased from 32.3 % to 26.4 % in the year ended March 31, 1997 due to significant price concessions made by the Company in connection with the establishment of its new OEM relationship with a major document scanner customer, as well as certain cost inefficiencies caused by the relocation of its manufacturing operations from Culver City to San Diego, including an inventory obsolescence writeoff of approximately $127,000.

         Selling, general and administrative ("SG&A") expenses decreased $281,000 (7.8 %) from $3,592,000 in 1996 to $3,311,000 in 1997. The net decrease is primarily attributable to cost reductions made both in the sales and marketing as well as the general and administrative areas of the Company. As a percent of sales, SG&A decreased from 39.5% in the 1996 to 38.1% in 1997, primarily due to the cost reduction efforts implemented during 1997.

         Product development expenses increased $322,000 (66.4 %) from $485,000 in the year ended March 31, 1996 to $807,000 in the year ended March 31, 1997. Product development expenditures that were capitalized because they related to technologically feasible projects were $162,000 in 1997 compared to $533,000 in 1996. Total development spending decreased $49,000 from $1,018,000 in 1996 to $969,000 in 1997 primarily because of increased scanner development activity at Photomatrix, including the development of new models which feature increased speed (150 and 200 page per minute duplex models), as well as new options such as a "smart" automatic document feeder, a top loading stacker and an NT version of the Company's PICS software.

         During  fiscal  1997,  the  Company   relocated  and  consolidated  its
operations to San Diego. The cost incurred in connection with this activity totaled $520,000, and has been shown as a separate line item.

         Interest expense decreased $136,000 from $228,000 in 1996 to $92,000 in 1997. This decrease was due to decreased borrowings under the Company's credit facility in 1997. Other income increased $239,000, from $11,000 in 1996 to $250,000 in 1997 as a result of nonrecurring payment from a major customer under a minimum quantity purchase contract.

         The Company's provisions for income taxes were $104,000 and $7,000 in the years ended March 31, 1997 and 1996, respectively. These amounts are substantially different from provisions calculated using the statutory rates because of the Company's inability to recognize the effects of net operating losses and related carry forwards. The 1997 provision reflects an increase in the Company's valuation allowance relating to a deferred tax asset.

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

         During 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc., as more fully described in Note 2 of the Consolidated Financial Statements contained elsewhere herein. Including the loss from discontinued operations of $336,000 in the prior year and $251,000 in the current year, less gain of $134,000 from the sale of Xscribe Legal Systems, the net loss increased from $1,704,000 ($0.30 per share) in the year ended March 31, 1996 to $2,407,000 ($0.46 per share) in the year ended March 31, 1997.

                         Liquidity and Capital Resources

Following is a discussion of Photomatrix's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.

Recent and Future Sources of and Demands on Liquidity and Capital Resources

         During fiscal year 1998, the Company's primary sources of liquidity were from discontinued operations ($875,000), reductions to inventory ($349,000) and prepaid expenses ($51,000), an increase in accrued liabilities ($264,000), retirements of property and equipment ($420,000), and the effects of exchange rates on cash ($7,000). Primary uses of liquidity in the year ended March 31, 1998 were a loss from continuing operations net of noncash charges ($448,000), increases to accounts receivable ($131,000), other assets ($42,000), reduction to long term liabilities ($14,000), accounts payable ($342,000), customer deposits ($204,000), capitalized software additions ($103,000), and repayments of notes payable to related parties ($152,000). In the year ended March 31, 1998, the Company's cash increased $530,000 from $812,000 to $1,342,000.

         In September, 1997, the Company amended and renewed a line of credit with a bank which allows for borrowings under the line of credit limited to the lesser of $750,000 or 70% of eligible accounts receivable (as defined). The line of credit accrues interest on all outstanding borrowings at the rate of prime plus 2% per annum. The Company is now required to 1) maintain a minimum tangible net worth of $2,800,000, 2) maintain a ratio of total liabilities to tangible net worth of not greater than 1.1 to 1.0, 3) maintain working capital of $1,750,000, and 4) maintain a current ratio of at least 1.7 to 1.0. Outstanding borrowings are collateralized by all of the Company's assets. The line of credit expires in September, 1998. As of March 31, 1998, there was no outstanding balance on the line of credit and the Company was not in compliance with certain loan covenants. The Company's bank has waived compliance with these requirements. The Company is currently in the process of negotiating a $1.5 million line of credit with its bank.

         The Company is obligated under a series of unsecured notes payable to a related party totaling $375,000 as of March 31, 1998. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling approximately $16,000 are due monthly. All payments were current as of March 31, 1998.

         The Company's discontinued operation, Lexia, has recorded accounts payable and unpaid rent claims of ICL and related entities in the amount of $786,000. Lexia disputes these liabilities. Lexia is attempting to resolve these disputes through negotiations. While the Company believes ICL claims against Lexia will be settled with ICL at a discount, there is no assurance that Lexia will be successful in resolving these disputed amounts.

         The Company's assured sources of future short-term liquidity as of March 31, 1998 are its cash and cash equivalents of $1,342,000 and the unused portion of its line of credit of $750,000. Availability under the line of credit can be further limited based upon the balance of eligible accounts receivable as described above.

         The Company is currently obligated as a guarantor under an assignment agreement of a lease in the amount of approximately $20,000 per month through September, 2002. In June 1998, the Company entered into a commitment to purchase $400,000 of equipment for its manufacturing operation. Aside from these commitments, the Company has not made any material capital commitments.

         The Company is concentrating on increasing its sales and improving its gross margins. If it is successful, then it should have sufficient liquidity to fund its operations during the next twelve months. Management believes that the Company has sufficient liquidity to fund the costs associated with the recent
Merger and relocation and consolidation of its operations into the I-PAC facility, as well as the operations of the combined company. In addition, management intends to structure any future acquisitions in a manner that will be neutral or positive to its liquidity and accretive to its future earnings per share.

                          New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS 130, REPORTING COMPREHENSIVE INCOME. This Statement established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement, requiring additional informational disclosures, is effective for the Company's fiscal year ending March 31, 1999.

         In June 1997, the Financial Accounting Standards Board issued SFAS 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This accounting statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. This accounting statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years in to be restated. At this time, the Company does not believe that this accounting statement will have a significant impact on the financial position or results of operations for the year ending March 31, 1999.

         Statement of Position 97-2 Software Revenue Recognition, (SOP 97-2) issued by the Accounting Standards Executive Committee, is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or other wise marketing computer software. The Company does not expect adoption of SOP 97-2 to have a material effect, if any, on its financial position or results of operations.

                             Additional Risk Factors

         Photomatrix's   business  is  subject  to  the   following   risks  and
uncertainties in addition to those described above.

Ability to Successfully Market Document Scanners

         The Company's growth strategy has been dependent upon its ability to market successfully its document scanners. In this regard, Photomatrix is currently focusing on utilizing I-PAC's manufacturing expertise to create new OEM arrangements, whereby the Company will provide value-added engineering and manufacturing services to other scanner manufacturers. At this time, the indirect distribution channels are not well developed, and there is no assurance that these channels will lead to increased sales. There is no assurance that Photomatrix's marketing efforts will be successful. Competitors of Photomatrix have substantially greater resources and may be able to compete more effectively on technology, price or product features. Photomatrix is also constrained by limits on its marketing budget and ability to create brand recognition. Further, PMX's products are relatively high-priced durable goods, and economic conditions that adversely affect the market for durable goods could have an adverse effect on PMX's orders. The Company believes that its acquisition of I-PAC significantly reduces its dependence on its ability to successfully market its document scanners.

Competitive Environment

         In the past, the Company has competed primarily in the high-end of the imaging marketplace. The Company believes the critical success factors within this market segment include engineering quality, price reasonableness, distribution channels, production volume, name recognition, and access to a strong financial-capital base. The Company's primary competitors in the high-performance document-scanner marketplace include Kodak and BancTec, both of which have access to a substantially greater financial-capital base than the Company. In addition, the Company estimates that Kodak has the leading market share in this market segment, and Kodak has substantially broader name recognition and greater sales and marketing resources than the Company. There can be no assurance that Photomatrix will be able to overcome competitive forces and reactions in order to increase revenue in an amount necessary to return to profitability.

         The Company's ability to increase its revenue is partially dependent upon successfully developing additional OEM relationships and upon expanding its indirect and direct sales. The Company's ability to improve its sales is in part dependent upon its marketing and research and development expenditures. The Company's liquidity constraints may limit these expenditures.

         Further, Bell & Howell, with whom the Company has an OEM relationship to sell the Company's document scanners, has recently introduced a document scanner with speed and features overlapping the lower end of many of the scanners sold by the Company via this OEM channel. Although the Company believes it has been able to enhance its scanner technology to stay ahead of some of its competitors' products, there can be no assurance that Bell & Howell or another competitor will not introduce products into the Company's future market niche that will be of equal or superior performance. During the period from July, 1997 through June, 1998, Bell & Howell sales of Photomatrix scanners have significantly declined.

         I-PAC also operates in a highly competitive industry and faces competition from a number of domestic and foreign electronic manufacturing services companies, some with financial and manufacturing resources greater than the Company's. The Company also faces competition in the form of current and prospective customers that have the capabilities to develop and manufacture products internally. In order to maintain a viable alternative, the Company must continue to enhance its total engineering and manufacturing technologies.

Required Revenue Increases

         In order to reduce operating losses, management has reduced operating costs over the past eighteen months on a consolidated basis by an aggregate of approximately $1,200,000 annually (including continuing and discontinued operations). The majority of these cost reductions have been realized through headcount reductions and the consolidation of the operations and employees at the former Photomatrix facility in Culver City, California and the corporate headquarters in San Diego, California into a single facility. At current revenue levels, these cost reductions will not, in and of themselves, return the Company to profitability. Therefore, the Company is focused on increasing its revenue through the pursuit of OEM opportunities in the scanner industry in order to return the Company to profitable operations. Management believes that the acquisition of I-PAC enhances the likelihood that the Company will return to profitability. There is no assurance, however, that the Company will be profitable.

Lexia Systems, Inc.

         Relative to the discontinuation of Lexia Systems, Inc. ("Lexia"), and to the protracted nature of the negotiations and the disagreements with ICL and Fujitsu, there is no assurance that Lexia and ICL/Fujitsu will settle their current disagreements.

         Lexia carries on its books accounts payable and unpaid rent claims of ICL and related entities in the amount of $786,000. Lexia disputes these liabilities. Lexia is attempting to resolve these disputes through negotiations. While the Company believes the ICL claims against Lexia will be settled at a discount, there is no assurance that Lexia will be successful in this regard. Further, there is no assurance that existing Lexia customers will not assert claims against Lexia and that such actions would not be defended successfully.

Retention of Key Employees

         The Company is highly dependent upon the principal members of its management, engineering and field service staff and key individuals in all areas of the Company. The Company has implemented certain programs which it believes will help in retaining these key employees. There can be no assurance that the Company will be able to retain all key personnel or attract new qualified personnel on acceptable terms.

Continued Listing on Nasdaq Small Cap Market

         On August 22, 1997, the Securities and Exchange Commission approved new listing standards for companies listed on The NASDAQ Stock Market. These new requirements became effective on February 23, 1998. On February 27, 1998, NASDAQ notified the Company that it was not in compliance with the new requirement regarding the minimum bid price of its Common Stock. Under the new Small Cap Market listing maintenance requirements, the minimum bid price of the Company's Common Stock must be at least $1.00 per share. On May 18, 1998, NASDAQ notified the Company that it was in compliance with this same minimum bid price requirement. Notwithstanding the fact that the Company believes that the Merger provides investors with new data which supports a stock price in excess of $1.00 per share, it is possible that the market will not reflect such a valuation over a prolonged period and that a reverse stock split may be necessary in the future to increase the likelihood that the Common Stock of the Company will trade at a price higher than $1.00 per share and that the Company will therefore be in compliance with the new NASDAQ rules and thereby avoid delisting. There is no assurance that the Company will avoid delisting.

Retaining Availability of Line of Credit

         The Company has not yet achieved a critical-mass level of revenue sufficient to reach a financial break-even point. The Company is currently negotiating with its bank for a new line of credit subsequent to the acquisition of I-PAC. Assuming that the Company is successful in obtaining the new line of credit, cash flow forecasts suggest that the Company's line of credit will be adequate to finance the Company's growth in the year ending March 31, 1999. However, there can be no assurance that the Company will be successful in negotiating the new line. Furthermore, as discussed above, if the Company cannot increase revenue levels sufficiently to return to profitability, the Company could be in default of its bank covenants in the near future and possibly lose its line of credit.

Year 2000 Contingencies

         The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software and hardware failures. The Company is addressing Year 2000 risks and believes it will resolve any such risks in a timely manner. The currently estimated costs associated with these changes are not material in any year and are not material to the Company's financial position. However, the Company could be adversely impacted if its suppliers and customers do not make the necessary changes to their own systems and products successfully and in a timely manner.

Customer Concentration

         Many companies in the electronic manufacturing services industry, including the Company, have a high percentage of their revenues concentrated in a small customer base. The greatest risk facing these companies is possible weakening of a major customer or a slow-down in the industry. It may take several quarters to replace significant customers.

Internal Growth

         Start-up costs and the management of labor and equipment efficiencies for new manufacturing services programs and new customers can have the effect of reducing the Company's gross margins. Due to these and other factors, gross margins can be negatively impacted early on in the life cycle of new programs. In addition, labor efficiency and equipment utilization rates ultimately achieved and maintained by the Company for new and current programs impact the Company's gross margins.

Acquisition Strategy

         Geographical expansion and growth by acquisition can have an effect on the Company's operation. The successful operation of an acquired business will require communication and cooperation among key managers, along with the transition of customer relationships. There can be no assurance the Company will successfully manage the integration of new locations or acquired operations and may experience certain inefficiencies which could negatively impact the results of operations. Additionally, no assurance can be given that any past or future acquisition by the Company will enhance the Company's business.

         Other factors that could adversely affect forward-looking statements include the Company's ability to maintain and expand its customer base, gross margin pressures, the effect of start-up costs related to new facilities, the overall economic conditions affecting the electronics industry, and other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Directors

Mr. WILLIAM L. GRIVAS assumed the duties of Chairman of the Board effective as of June 5, 1998. He has served as the Chief Executive Officer of I-PAC since 1990. Prior to that time, Mr. Grivas was the sole owner of Southwest General Industries (SGI), a $25 million per year contract manufacturer which he founded in the 1970's. After selling SGI to SCI Manufacturing, Inc., Mr. Grivas joined with Mr. Moore and Mr. Hill to found I-PAC in 1990. Mr. Grivas also serves as a Director on the Boards of I-PAC Express Assembly, Inc., MGS Interconnect, Inc., MGM Techrep, Inc., Evergreen Investments, Inc., Universal Cable Products, Inc. and Vantage Manufacturing Services, Inc. Mr. Grivas served in the Marine Corps as a Drill Instructor and a special weapons expert, with extensive training in electronic and radar technologies. Mr. Grivas is 43 years of age.

Mr. PATRICK W. MOORE assumed the duties of Chief Executive Officer of the Company effective as of June 5, 1998. Mr. Moore has been a Director of the Company since January 1991. Mr. Moore, who has served as the President of I-PAC since 1990, has significant business experience in both the private and public sectors. Mr. Moore also serves as a Director on the Boards of I-PAC Express Assembly, Inc., MGS Interconnect, Inc., MGM Techrep, Inc., Evergreen Investments, Inc., Universal Cable Products, Inc. and Keystone Gaming, Inc. Mr. Moore has served on the National Commission on Employment Policy, committees of the National Academy of Science, and as the national president of various trade organizations based in Washington, D.C. From 1981 to 1986, Mr. Moore served as President of the San Diego Private Industry Council and as Executive Director of the San Diego Regional Employment and Training Consortium. Mr. Moore is 50 years of age.

Mr. SUREN G. DUTIA has been a Director of the Company and has served as the President and Chief Executive Officer of the Company from January 1989 through June 5, 1998. He was elected to be the Chairman of the Board of the Company in September 1990. Effective June 5, 1998, Mr. Dutia resigned as Chief Executive Officer and Chairman of the Board and retained his position as President of the Company. Prior to January 1989, Mr. Dutia was associated from 1981 to December 1988 with Dynatech Corporation, a diversified high-technology company headquartered in Burlington, Massachusetts. From 1986 to 1988, Mr. Dutia was a Division Manager and Vice President. Mr. Dutia was responsible for several subsidiaries, including one operating subsidiary for which he acted as President. He directed turn-around/divestiture activities for Dynatech and handled investor relations. Mr. Dutia is 55 years of age.

Mr. IRA H. SHARP has been a Director of the Company since January 1990. Mr. Sharp has been the owner, Chief Executive Officer and General Counsel of Alderson Reporting Company, Inc., a court-reporting and litigation-support services firm in Washington, D.C., since 1984. Mr. Sharp also served in the same capacities for Alderson from 1977 until 1983. During the period of his absence from Alderson, Mr. Sharp was a lawyer in private practice. Mr. Sharp is 55 years of age.

Mr. JOHN F. STALEY has been a Director of the Company since January 1989. From 1972 to the present, Mr. Staley has been a partner in Staley, Jobson and Wetherell, a law firm Mr. Staley founded, located in Pleasanton, California. Mr. Staley was also the founder and a director of Lab Sales of California and P.M. America, which were corporations involved in the manufacture, sale and distribution of blood-analyzing machines and which were sold to Dynatech Corporation in 1982. In 1982, Mr. Staley co-founded the Bank of Livermore, California. Mr. Staley is 54 years of age.

Mr. JAMES P. HILL became a director of the Company effective as of June 5, 1998. For the last five years Mr. Hill has been, a partner specializing in bankruptcy law, commercial law and civil litigation in the San Diego law firm of Sullivan, Hill, Lewin, Rez, Engel & LaBazzo. Mr. Hill was a Director of the San Diego Bankruptcy Forum from 1991 through 1994 and the Chairman of the Commercial Law Section of the San Diego County Bar

Association from 1985 through 1987. Mr. Hill also serves as a director on the Board of MGM Techrep, Inc. Mr. Hill is 45 years of age.

Executive Officers

Set forth below is information about certain executive officers of Photomatrix and its subsidiaries effective as of June 5, 1998.

Mr. Roy L. Gayhart joined Photomatrix as Chief Financial Officer and Secretary on April 18, 1997. From 1994 to 1997, Mr. Gayhart was President of Sutherland-Gayhart, Inc., a private investment company which specialized in small start-up and bridge financing investments. From 1992 to 1994 he served as Chief Financial Officer, and later Vice President of International Operations, for Lottery Enterprises, Inc. Mr. Gayhart has also served as Chief Financial Officer and Chief Operating Officer for the Shorebreak Division of South Carolina Tees, Inc. (from 1991 to 1992), Jacks Incorporated (from 1988 to 1991) and Nu-Ear Electronics, Inc. (from 1984 to 1988). Mr. Gayhart previously was an audit manager with Arthur Andersen LLP. Mr. Gayhart is 48 years of age.

Mr. Charles H. Frady has served as Controller and Assistant Treasurer of the Company since January, 1997. Mr. Frady joined Photomatrix in 1995 as Division Controller. From 1993 to 1995, he served as Senior Cost Accountant for Eaton Leonard Corporation. From 1990 to 1993, Mr. Frady was Accounting Manager for PacOrd, Inc. From 1987 to 1990, he was Controller for Bell Industries, Inc. Mr. Frady is 56 years of age.

Set forth below is certain information about significant employees of the Company as of June 5, 1998.

Mr. Del Glover joined Photomatrix in February 1996 as Vice President of Sales and Marketing. For the eight years prior to that, Mr. Glover was the Director of the Peripheral Products Division of Ricoh Corporation.

Mr. William Sheppard joined Photomatrix in July 1985 as Vice President of Engineering. Prior to that, Mr. Sheppard served in various engineering management positions with Planning Research Corporation and the U.S. Naval Ocean Systems Center and as President of Saguaro Systems Corporation, a consulting firm.

Mr. Roger Burton joined Photomatrix in 1986 as the Managing Director of Photomatrix, Ltd., its wholly owned United Kingdom-based subsidiary. Prior to joining Photomatrix, Mr. Burton was Co-Director of Rosstech Designs, Ltd.,
specializing   in    electro-mechanical    design   consulting   and   prototype
manufacturing.

Item 10.   Executive Compensation

The following table shows, for the most recent three fiscal years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years, to the Chief Executive Officer of the Company. No other current officer of the Company earned more than $100,000 in any of the years identified.


Summary Compensation Table

                                     Annual Compensation            Long Term Compensation Awards
Name and
principal position       Year      Salary      Bonus       Other(1)    Securities Underlying
                                                                          Options/SARs (#)
Suren G. Dutia           1998      $140,000         -       $11,200             -
  President and Chief    1997      $154,400   $30,000       $15,000             -
  Executive Officer      1996      $165,000         -       $13,900         191,667

(1) Includes Company matching contributions to the Photomatrix Savings and Investment Plan ($4,900, $4,800, and $4,400) and supplemental life and medical premiums ($7,400, $10,200, and $9,500) for 1998, 1997 and 1996, respectively.

Employment Agreements. Mr. Dutia and Mr. Gayhart are employed under employment agreements that expire on July 31, 1999 and April 30, 1999, respectively. If either Mr. Dutia's or Mr. Gayhart's employment is terminated by the Company without cause, then he will be entitled to receive his base salary, stock option vesting and health insurance benefits for the remainder of the term.

Officers Severance Policy. In 1988, the Company's Board of Directors adopted an Officers Severance Policy that was modified in November 1990 and February 1997. Under the policy, Mr. Dutia is to receive twelve weeks' compensation upon termination of employment by the Company, in addition to amounts due him under his employment contract, Mr. Gayhart is to receive eight (8) weeks' compensation upon termination, in addition to amounts payable for the remaining term of his employment agreement, and Mr. Frady is to receive eight weeks' compensation upon termination of employment by the Company.

Stock Option Grants

         There were no options granted to the named executive officer in fiscal 1998.

Aggregated Stock Option Exercises and Fiscal Year-End Stock Option Value Table

         The following table sets forth certain information regarding the number and value of specified unexercised options held by the Chief Executive Officer as of March 31, 1998:

                                                       Value of Unexercised In-the-Money
                    Number of Unexercised Options(1)              Options(2)
                    ---------------------------------- ---------------------------------

     Name           Exercisable      Unexercisable      Exercisable     Unexercisable
------------------ --------------  -----------------  ----------------  --------------
Suren G. Dutia         100,000          166,667           $72,000            $0

(1)      No options were exercised in fiscal year 1998.

(2) The value is calculated as the total market value of stock subject to the options on June 18, 1998 ($1.03 per share), less the total of the option exercise prices.

Ten Year Option Repricing Table

         In July 1997 the Compensation Committee offered to reprice a portion of the option shares previously granted to Mr. Dutia which had an original exercise price in excess of the market value of the Company's common stock at that time. This offer was made in conjunction with identical offers to most employees. The following table sets forth the specified information concerning all options repriced for all executive officers of the Company for the period August 1987 (initial public offering) through June 1998.


                                                                                           Length of
                                    Number of                                                      Original
                                     Shares      Market Price                                     Option Term
                                   Underlying    of Stock at    Exercise Price                    Remaining at
                                     Options       Time of        at Time of     New Exercise        Date of
      Name           Date           Repriced      Repricing       Repricing          Price          Repricing
--------------  ----------------  -------------  -------------  ---------------  -------------   --------------
S. Dutia, CEO     November 1990      200,000        $0.18            $3.75           $0.18            8 years
S. Dutia, CEO     June 1995           25,000        $1.25            $4.13           $1.69            9 years
S. Dutia, CEO     November 1995      166,667        $0.88            $1.31-          $0.88          6-9 years
                                                                     $2.91
S. Dutia, CEO     July 1997          166,667        $0.37          $  0.88         $  0.37          4-7 years
B. Myers,         November 1995      100,000        $0.18            $1.50-          $0.18            8 years
Former CFO                                                           $3.48
B. Myers,         June 1995           16,667        $1.25            $4.13           $1.69            9 years
Former CFO
B. Myers,         November 1995      116,667        $0.88            $1.31-          $0.88          6-9 years
Former CFO                                                           $2.91

Report on Stock Option Repricing

         In connection with the July 1997 option repricing, the Compensation Committee issued the following report:

         While the Committee believes that the Company's Stock Option Plans have been instrumental in attracting and retaining quality executive officers, employees and Directors, the incentive feature of such programs may become lost when options are granted at fair market value and subsequently the market price of the Company's common stock falls substantially below the exercise price of stock options granted under such programs. In 1997, the market price for the Company's common stock fell substantially. As a result of the drop in market price of the common stock, the optionees have exercise prices substantially higher than the current market value, and therefore hold options which are out of the money. After careful consideration of the relevant factors, including (1) the decline in the market price of the common stock, (2) the reasons for the decline in the market price of the common stock, (3) the large percentage of the Company's employees and Directors holding out of the money options, and (4) the importance of equity incentive to the Company's overall compensation program for executive officers and employees at all levels and Directors, the Committee approved the cancellation of the existing options and the reissue of said options pursuant to the Company's Stock Option Plans.

                       COMPENSATION COMMITTEE
                       Ira H. Sharp
                       Patrick W. Moore
                       John F. Staley

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         As of June 11, 1998, Aundir Trust Company Ltd., was the only shareholder (other than certain of its executive officers) known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock. As of that date, Aundir Trust Company, Ltd. was the beneficial owner of 1,054,002 shares, representing approximately 10.6 percent of the Company's outstanding stock. These shares are beneficially owned by Aundir Trust Company, Ltd. as trustee of the Bulldog Trust and the Pitkin Trust, irrevocable trusts established by Sam Wyly and Charles J. Wyly, Jr., respectively. The record holders are Tensas, Ltd. and Roaring Creek, Ltd., which are corporations wholly-owned by such trusts. Sam Wyly and Charles J. Wyly, Jr. disclaim beneficial ownership of these shares. The address of Aundir Trust Company is Castle Town, Isle of Man, British Isles.

The following table sets forth certain information regarding the ownership of Photomatrix common stock by Directors and Executive Officers of the Company:

                                                                              Percent of Shares of
                                               Shares of Common Stock         Common Stock
Name of Beneficial                             Beneficially Owned             Outstanding
Owner or Group                                 as of June 11, 1998(1)         as of June 11, 1998(1)
William L. Grivas, Chairman of the Board            1,609,057                      16.20%
Patrick W. Moore, CEO and Director                  1,599,227                      16.10%

Suren G. Dutia,  President and Director               291,033                       2.80%

Roy L. Gayhart                                         20,000                        *
 Chief Financial Officer and Secretary
Charles H. Frady                                        5,000                        *
  Controller, Treasurer
James P. Hill, Director                             1,579,176(2)                   15.90%

Ira H. Sharp, Director                                 43,333                          *

John F. Staley, Director                              100,033                          *

All directors and executive officers as a           5,246,859                      52.83%
group

(1) Includes and reflects the ownership by the named director or officer of shares of Common Stock issuable pursuant to options exercisable within 60 days of June 11, 1998.

(2) Includes 168,824 shares owed by Loma Services Corporation, of which Mr. Hill is a principal shareholder, and 1,410,352 shares owned by Mr. Hill as Trustee of the Hill Family Trust.

* less than 1%

Item 12.  Certain Relationships and Related Transactions

In connection with the acquisition of PMX, Photomatrix restructured outstanding indebtedness to members and affiliates of the Wyly family into non-negotiable seven-year term notes bearing interest at the rate of eight percent per annum. The total principal amount of the notes payable to members of the Wyly family and their affiliates as of March 31, 1998 was $375,000.

Claudia Fullerton, who is the wife of Patrick W. Moore, is employed by the Company as its Director of Administration at an annual salary of $47,900.

During the quarter ended June 30, 1998, the Company entered into an agreement with I-PAC, whereby I-PAC provided manufacturing and administrative services to the Company prior to the consummation of the merger. In addition, under this agreement, the Company agreed to pay I-PAC rent for use of I-PAC facilities. The total amount paid to I-PAC during this period was $116,000.

                                     PART IV


Item 13.  Exhibits, Financial Statements, Schedule and Reports on Form 8-K

a.       Financial Statements, Schedule and Exhibits

The following consolidated financial statements are filed herewith:

     Consolidated Balance Sheets as of March 31, 1998 and 1997
     Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996 Consolidated Statements of Shareholders' Equity for the years ended March 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996. Notes to Consolidated Financial Statements

The schedule filed herewith is set forth in the Index to Financial Statement Schedule. Other financial statement schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions and, therefore, have been omitted.


b.   Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

c.  Exhibits

The exhibits listed under Item 13(c) are filed as part of this Annual Report on Form 10-KSB.


3.1           Amended and Restated Articles of Incorporation                (ix)

3.3           Bylaws                                                        (ix)

3.3.1         Amendment to Bylaws dated June 5, 1998

10.2          Settlement Agreement dated January 11, 1993 between
              Photomatrix Corporation and Scan-Graphics, Inc.               (iv)

10.4          Lease Agreement between Photomatrix and EVB
              Limited Partnership-I dated December 17, 1987                 (iv)

10.5          Lease Agreement between Photomatrix Limited and
              Bermer Limited dated May 31, 1989                             (iv)

10.6          Promissory Notes dated April 30, 1993 in the aggregate
              principal amount of $776,607 payable to the following
              members of the Wyly family and affiliates:  Sam
              Wyly, Charles Wyly, Jr., Evan Wyly, Donald Miller,
              First Dallas International, Ltd., and Premier Partners        (iv)

10.7          Subcontract dated March 31, 1991 between PRC, Inc.
              and Photomatrix                                               (iv)

10.8          1992 Xscribe Stock Option Plan and Sample Agreement           (iv)

10.11         Executive Employment Agreement between the Company and
              Suren G. Dutia dated December 20, 1988                         (i)

10.11.1 Amendment to Executive Employment Agreement between the Company and Suren G. Dutia

10.24         Description of executive bonus arrangements and executive s
              everance plan                                                 (iv)

10.25         1994 Xscribe Stock Option Plan and Sample Agreements         (vii)

10.30         Security and Loan Agreement between Imperial Bank and
              Xscribe Corporation dated June 17, 1996 and related
              documents                                                      (x)

10.30.1       Amendment No. 1 to Security and Loan Agreement with
              Imperial Bank

10.30.2       Amendment No. 2 to Security and Loan Agreement with
              Imperial Bank

10.30.3       Amendment No. 3 to Security and Loan Agreement with
              Imperial Bank

10.31         OEM Purchase Agreement for Photomatrix Scanners dated
              February 8, 1996 between Bell & Howell Limited and
              Photomatrix Corporation (Non-public information has
              been filed with the Securities and Exchange Commission)       (ix)

10.32         OEM Purchase Agreement for Photomatrix Scanners dated
              June 12, 1996 between Bell & Howell Operating Company
              and Photomatrix Corporation (Non-public information has
              been filed with the Securities and Exchange Commission)       (ix)

10.33         Facilities Lease Agreement between Photomatrix and
              Manufacturers Life dated November 7, 1996                      (x)

10.33.1       Consent by Lessor to Assignment of Facilities Lease
              Agreement

10.35         Agreement with Bell & Howell dated December 29, 1997

10.35.1       Addendum Business Agreement with Bell & Howell dated
              January 5, 1998

10.36         Agreement and Plan of Reorganization and Merger, dated
              as of March 16,  1998,  by  and  among  Photomatrix,
              Inc.,  Photomatrix Acquisition Corp., and I-PAC
              Manufacturing, Inc.                                           (xi)

10.37         Executive Employment Agreement, dated as of June 5,
              1998, between the Company and Patrick W. Moore

10.38         Executive Employment Agreement dated as of June 5,
              1998, between the Company and William L. Grivas

10.39         1998 Photomatrix, Inc. Stock Option Plan and
              Sample Agreements                                             (xi)

21.1          Subsidiaries of the registrant as of March 31, 1998:
                   -  Photomatrix Imaging, Inc., Nevada
                   -  Lexia Systems, Inc., California
                   -  Xscribe Imaging, Inc., California
                   -  Xscribe Legal Systems, Inc. California

23.2          Independent Auditors' Consent from KPMG Peat Marwick LLP

24.1          Power of Attorney (see signature pages)
              (d)        Schedule
              Schedule II       Valuation and Qualifying Accounts

27            Financial Data Schedule

---------

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

         (vii) Incorporated by reference to exhibits filed with Company's Registration Statement on Form S-8 with the Securities and Exchange Commission on August 18, 1995.

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

         (x) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission on June 30, 1997.

          (xi) Incorporated by reference to exhibits to definitive proxy materials filed on Schedule 14A on May 13, 1998.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and
Shareholders of Photomatrix, Inc.

We have audited the accompanying consolidated balance sheets of Photomatrix, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photomatrix, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP


San Diego, California
May 29, 1998

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997



ASSETS                                                                      1998               1997
                                                           ---------------------   ------------------
Current assets:
   Cash and cash equivalents                                          $1,342,000             $812,000
  Accounts receivable, net of allowance
       of $142,000 and $111,000                                        1,733,000            1,602,000
  Inventories                                                          2,171,000            2,520,000
  Prepaid expenses and other                                              98,000              149,000
                                                           ---------------------    -----------------
       Total current assets                                            5,344,000            5,083,000
                                                           ---------------------    -----------------

Property and equipment, at cost                                        1,174,000            1,986,000
Less accumulated depreciation and amortization                          (627,000)            (640,000)
                                                           ----------------------   -----------------
    Net property and equipment                                           547,000            1,346,000
                                                           ----------------------   -----------------

 Intangible assets, net of accumulated amortization of
      $1,437,000 and $1,512,000 (Note 1)                               1,287,000            2,053,000

Other assets                                                             125,000               83,000
                                                           ---------------------   ------------------

                                                                      $7,303,000           $8,565,000
                                                            ====================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $502,000             $844,000
   Accrued liabilities and other (Note 8)                                854,000              590,000
   Customer deposits (Note 8)                                            409,000              613,000
   Current maturities of notes payable to related parties
        (Note 5)                                                         162,000              152,000
   Net current liabilities of discontinued operation (Note 2)          1,113,000              452,000
                                                             --------------------  ------------------
       Total current liabilities                                       3,040,000            2,651,000
                                                             --------------------  ------------------

Notes payable to related parties, less current portion (Note 5)          213,000              375,000

Other non-current liabilities                                             26,000               40,000

Commitments and contingencies (Note 10)

Shareholders' equity (Note 4):
    Preferred Stock, no par value; 3,173,000 shares authorized,
       no shares issued and outstanding                                       --                  --
   Common stock, no par value; 30 million shares
       authorized, 5,083,000 shares issued and
       outstanding                                                    19,351,000          19,351,000
   Accumulated deficit                                               (15,480,000)        (13,998,000)
   Cumulative translation adjustment                                     153,000             146,000
                                                             --------------------
       Total shareholders' equity                                      4,024,000           5,499,000
                                                             --------------------  -----------------

                                                                      $7,303,000          $8,565,000
                                                             ====================  =================

        The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                                          1998           1997            1996
                                                    --------------  -------------    ------------
Revenues:
   Equipment and software                              $6,464,000     $6,730,000      $6,979,000
   Services                                             2,131,000      1,964,000       2,113,000
                                                    --------------  -------------    ------------
       Total revenues                                   8,595,000      8,694,000       9,092,000
                                                    --------------  -------------    ------------

Cost of revenues:
   Equipment and software                               4,746,000      5,180,000       4,881,000
   Services                                             1,143,000      1,220,000       1,278,000
                                                    --------------  ------------     ------------
       Total cost of revenues                           5,889,000      6,400,000       6,159,000
                                                    --------------  ------------     ------------

Gross profit                                            2,706,000      2,294,000       2,933,000
                                                    --------------  ------------     ------------
Operating costs and expenses:
   Selling, general and administrative                  3,198,000      3,311,000       3,592,000
   Research and development                               995,000        807,000         485,000
   Write off capitalized software                         366,000              -               -
   Facility consolidation and relocation                        -        520,000               -
                                                    --------------  ------------     ------------
       Total operating costs and expenses               4,559,000      4,638,000       4,077,000
                                                    --------------  ------------     ------------

Operating loss                                         (1,853,000)    (2,344,000)    (1,144,000)
                                                    --------------  -------------    -----------

Other income (expense), net:
   Interest expense (Notes 5 and 6)                       (41,000)       (92,000)      (228,000)
   Other, net                                             203,000        250,000         11,000
                                                   ---------------  -------------    -----------
       Net other income (expense)                         162,000        158,000       (217,000)
                                                   ---------------  -------------    -----------

Loss from continuing operations before
    taxes                                              (1,691,000)    (2,186,000)    (1,361,000)
Provision for income taxes (Note 7)                         5,000        104,000          7,000
                                                   ---------------  -------------    -----------
Loss from continuing operations                        (1,696,000)    (2,290,000)    (1,368,000)

Income (loss) from discontinued operations
    (Note 2)                                              214,000       (251,000)      (336,000)
Gain on sale of discontinued operation
    (Note 2)                                                    -        134,000              -
                                                  ----------------  -------------    -----------

Net loss                                             $(1,482,000)     $2,407,000)   $(1,704,000)
                                                  ================  =============   ============

Basic and diluted net income (loss) per share:
   Continuing operations
   Discontinued operations                                $(0.33)        $(0.44)         $(0.24)
                                                 =================  =============    ===========
   Net loss                                                $0.04         $(0.02)         $(0.06)
                                                 =================  =============    ===========
                                                          $(0.29)        $(0.46)         $(0.30)
                                                 =================  =============    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                              Common Stock                                  Cumulative
                                    ---------------------------------     Accumulated      Translation
                                        Shares           Amount             Deficit         Adjustment        Total
                                    --------------- ----------------- ------------------ ---------------  --------------
Balance, March 31, 1995               5,719,000       $20,132,000      $ (9,887,000)           $4,000      $10,249,000
Other                                    (4,000)          (39,000)               --            59,000           20,000
Net loss                                     --              --          (1,704,000)               --       (1,704,000)
                                    -------------   ---------------   ---------------     --------------  --------------
Balance, March 31, 1996               5,715,000        20,093,000       (11,591,000)           63,000        8,565,000
Common stock cancelled to settle
    disagreements with ICL (Note 2)    (666,000)         (748,000)               --                --         (748,000)
Exercise of options (Note 4)             34,000             6,000                --                --            6,000
Other                                        --                --                --            83,000           83,000
Net loss                                     --                --        (2,407,000)                       -(2,407,000)
                                    -------------   --------------    ---------------     --------------   --------------
Balance, March 31, 1997               5,083,000        19,351,000       (13,998,000)           146,000        5,499,000
Other                                        --                --                 --             7,000            7,000
Net loss                                     --                --        (1,482,000)                        -(1,482,000)
                                    -------------   --------------    ---------------     --------------   --------------
Balance, March 31, 1998               5,083,000      $19,351,000       $(15,480,000)        $  153,000      $ 4,024,000
                                    =============    ============      =============      ==============   ==============






        The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996





Cash flows from operating activities:                                      1998              1997               1996
                                                                    ---------------  -----------------  ----------------
   Loss from continuing operations:                                     $(1,696,000)    $(2,290,000)     $ (1,368,000)
   Adjustments:
      Depreciation and amortization                                         878,000         903,000           809,000
      Write off capitalized software                                        366,000               -                 -
      Loss on disposal of property and equipment                              4,000          27,000                 -
      Changes in assets and liabilities:
          Accounts receivable                                              (131,000)        302,000           179,000
          Inventories                                                       349,000         573,000          (848,000)
          Prepaid expenses and other                                         51,000           7,000            58,000
         Accounts payable                                                  (342,000)       (301,000)          412,000
         Accrued liabilities and other                                      264,000         264,000           (96,000)
         Customer deposits                                                 (204,000)       (223,000)          343,000
                                                                    ---------------   ----------------   --------------
    Cash used in continuing operations                                     (461,000)       (738,000)         (511,000)
    Cash provided by discontinued operations                                875,000         508,000           971,000
                                                                    ---------------- -----------------   --------------
Cash provided by (used in) operations                                       414,000        (230,000)          460,000
                                                                    ----------------  ----------------   --------------

Cash flows from investing activities:
    Proceeds from sale of discontinued operation                                  -       2,000,000                 -
    Sale (purchase) of property and equipment                               420,000        (267,000)         (276,000)
    Capitalized software (additions) and retirements                       (103,000)       (162,000)         (533,000)
    Decrease (increase) in other assets                                     (42,000)         94,000           (78,000)
                                                                    ----------------  ----------------   ---------------
Cash provided by (used in) investing activities                             275,000       1,665,000          (887,000)
                                                                    ----------------  ----------------   ---------------

Cash flows from financing activities:
    Issuance of common stock                                                      -           6,000            26,000
    (Repayment of) proceeds from credit facility, net (Note 6)                    -        (826,000)          524,000
    Repayment of notes payable to related parties (Note 5)                 (152,000)       (141,000)         (108,000)
    Other                                                                   (14,000)              -            (8,000)
                                                                    ----------------  ----------------   --------------
Cash provided by (used in) financing activities                            (166,000)       (961,000)          434,000
                                                                    ----------------  ----------------   --------------

Effects of exchange rates on cash                                             7,000          83,000            59,000
                                                                    ----------------  ----------------   --------------

Increase in cash and cash equivalents                                       530,000         557,000            66,000

Cash and cash equivalents, beginning of year                                812,000         255,000           189,000
                                                                    ---------------- -----------------   --------------

Cash and cash equivalents, end of year                               $    1,342,000     $   812,000       $   255,000
                                                                     ==============   ================   ==============




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

Intangible Assets (Include Software Development Costs)

Intangible assets are comprised of software development costs and costs in excess of net assets acquired (goodwill).

Software development costs incurred to establish technological feasibility are expensed when incurred. Subsequent software development costs are capitalized and amortized beginning when the related product is available for general release to customers. The amortization recorded for such products each year equals the greater of (i) the amount computed using the ratio that current revenue bear to total current and anticipated revenue, or (ii) the amount computed using the straight-line method over the remaining useful life of the product not to exceed a total life of five years. Unamortized computer software costs, included in intangible assets were $154,000 and $647,000 as of March 31, 1998 and 1997, respectively. Amortization expense for capitalized software costs were $273,000, $261,000, $279,000, $139,000 for fiscal years 1998, 1997, and
1996, respectively.

The goodwill, net of accumulated amortization of $1,103,000 and $830,000, amounting to $1,133,000 and $1,406,000 as of March 31, 1998 and 1997,
respectively, is related to the acquired Photomatrix technology and is being amortized over a period of 10 years.

The Company evaluates the recoverability of its capitalized software development costs by comparing the unamortized software development costs to the estimated net realizable value on a product by product basis. Any excess of the carrying amount over the net realizable value of capitalized software development costs is written off. In the year ended March 31, 1998, the Company recorded a write-off of capitalized software of $366,000 related to a discontinued product line.

Foreign Currency Translation

The accounts of the Company's foreign subsidiary are measured using local currency as the functional currency; assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains or losses resulting from such translation are excluded from operations and accumulated in a separate component of shareholders' equity ("cumulative translation adjustment"). Gains and losses from foreign currency transactions are not significant and are included in selling, general and administrative expenses in the consolidated statements of operations.

Inventories

Inventories include material, labor and overhead valued at the lower of costs (first-in, first-out) or market, and consist of the following as of March 31, 1998 and 1997:


                                       1998                       1997
                                       ----                       ----
Raw materials                       $1,705,000                 $1,715,000
Work in process                        247,000                    375,000
Finished goods                         219,000                    430,000
                                      --------                   --------
                                    $2,171,000                 $2,520,000
                                    ==========                 ==========

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

Property and Equipment

Substantially all property and equipment is demonstration equipment, manufacturing equipment and personal computers used in the Company's assembly, product development, sales and administrative activities. These items are stated at cost. Depreciation is provided over the estimated useful lives, typically three-to-five years, using the straight-line method.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

Basic and Diluted Income (Loss) Per Share

In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 5,083,000, 5,219,000 and 5,742,000 in fiscal years 1998, 1997 and 1996, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Options and warrants representing approximately 886,000, 855,000 and 933,000 shares were excluded from the computations of net loss per common share for the years ended March 31, 1998, 1997 and 1996, respectively, as their effect is antidilutive. The adoption of SFAS No. 128 did not have a material effect on the Company's net loss per common share.

Stock Options

Prior to April 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On April 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma loss per share disclosures for employee stock option grants made in fiscal 1996 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Significant Customers

Two customers (Bell & Howell and Kodak) accounted for 26% and 13%, respectively, of the Company's total revenue for fiscal year 1998. One customer (Bell & Howell) accounted for 17% of the Company's total revenue for fiscal 1997. One customer (Bell & Howell) accounted for 12% of the outstanding accounts receivable at March 31, 1998. No other customer accounted for more than 10% of the Company's total revenue or accounts receivable during the years presented.

Product Warranty Costs

The Company provides product warranties and software support services to customers as part of its standard sales agreement. The warranties cover the service costs associated with hardware and software defects and range in term from 90 days to one year from date of sale. The Company accrues for warranty costs at the time of sale.

Supplemental Cash Flow Information

Interest and income taxes paid approximate the amounts expensed in the years ended March 31, 1998 and 1996. Interest paid approximates the amount expensed for the year ended March 31, 1997. However, in the year ended March 31, 1997, income tax expense of $104,000 exceeds income tax payments of $5,000 due to the increase in the valuation allowance related to the deferred tax assets. Refer to Note 7 below for a detailed discussion of income taxes.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the fair values be disclosed for the Company's financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other, and customer deposits approximate their fair values because of the short-term nature of these instruments. The carrying amounts reported for notes payable to related parties, and other non-current liabilities approximate fair value because the underlying instruments bear interest at rates that are comparable to rates available to the Company for similar debt instruments.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       DIVESTITURE AND DISCONTINUATION

Xscribe Legal Systems, Inc.

On July 31, 1996, the Company sold substantially all of the assets and the business of its wholly-owned subsidiary, Xscribe Legal Systems, Inc. ("Legal Systems"), to Stenograph Corporation ("Stenograph") in exchange for $2 million cash paid at closing, a $180,000 note delivered at closing, and the assumption by Stenograph of substantially all of the current liabilities ($844,000) of Legal Systems (excluding certain contingent liabilities). The contingent liabilities retained by the Company consist primarily of all income, property, sales and employment tax contingencies of Legal Systems, if any, and all products liability contingencies of Legal Systems for product sold prior to July 31, 1996.

The Company recognized a gain on the sale of Legal Systems of $134,000 and also recorded a net loss from discontinued operations in fiscal 1997 of $117,000. This loss included accruals for indemnifications related to the discontinued operations of Legal Systems. During the current year, the indemnification period lapsed and the Company determined that the remaining accruals were no longer necessary. The accruals were reversed, resulting in income from discontinued operations of $214,000 in the current year. The discontinued business accounted for 33% of the Company's revenue for the year ended March 31, 1996. Current and prior period balances have been reclassified to present Legal Systems as a discontinued operation.

Lexia Systems, Inc.

In December 1996, the Board of Directors of the Company approved a plan to discontinue the operations of Lexia Systems, Inc. ("Lexia"). The Company is currently in the process of winding down and closing this operation. Lexia's operational results have been reclassified as discontinued operations for the respective years presented herein. Lexia's balance sheets have similarly been reclassified as net current liabilities of discontinued operations as of March 31, 1998 and 1997, respectively.

Previously, the Company had certain disagreements with the seller of the assets and operations which comprised Lexia. Under the terms of a settlement reached in August, 1996, the Company relinquished certain rights, including its exclusive reselling rights, in exchange for cancellation of 666,000 shares of the Company's common stock previously owned by the seller. Currently, Lexia carries on its books accounts payable and unpaid rent claims of ICL and related entities in the amount of $786,000. Lexia disputes these liabilities. Lexia is attempting to resolve these disputes through negotiations. There is no assurance that Lexia will be able to resolve this matter.

Other Discontinued Operations

In fiscal year 1996, the Company discontinued its imaging service bureau. The accompanying consolidated financial statements reflect this business as a discontinued operations. Revenue from this discontinued business was $51,000 in fiscal year 1996.

Net current liabilities of all discontinued operations as of March 31, 1998 and 1997 totaled $1,113,000 and $452,000, respectively, and was primarily comprised of accounts receivable, accounts payable, accrued liabilities and customer deposits.

3.       SEGMENT INFORMATION

Photomatrix operates predominantly in a single industry as a manufacturer of document and aperture card scanners. The Company's operations are located in the United States and the United Kingdom. Geographical segment information follows for 1998, 1997 and 1996.

                                                          1998           1997        1996
                                                          ----           ----        ----
Revenue:
   United States                                     $ 6,999,000     $ 6,797,000     $ 6,917,000
   Inter-area Domestic and export  customers             796,000         923,000       1,399,000
                                                        --------        --------      ----------

   Total United States                                 7,795,000       7,720,000       8,316,000
   Foreign                                             1,596,000       1,897,000       2,175,000
   Eliminations                                         (796,000)       (923,000)     (1,399,000)
                                                       ----------     ----------     ------------
       Total                                         $ 8,595,00      $ 8,694,000     $ 9,092,000
                                                      ===========    ===========     ===========

Operating income (loss):
   United States                                     $(1,603,000)    $(2,006,000)     $ (978,000)
   Foreign                                                24,000        (348,000)        (97,000)
   Eliminations                                         (274,000)         10,000         (69,000)
                                                       ----------        -------       ---------
       Total                                         $(1,853,000)    $(2,344,000)    $(1,144,000)
                                                     ============    ============    ============

Identifiable assets:
   United States                                     $ 6,475,000     $ 7,189,000     $10,619,000
   Foreign                                               958,000       1,366,000       2,031,000
   Eliminations                                         (130,000)         10,000         (69,000)
                                                       ----------        -------       ---------
       Total                                         $ 7,303,000     $ 8,565,000     $12,581,000
                                                     ===========     ===========     ===========


4.       SHAREHOLDERS' EQUITY

The Company has two existing common stock option plans under which an aggregate of 699,999 shares of the Company's common stock may be issued through qualified incentive stock options or non-qualified stock options. The Company has a third plan which expired in fiscal 1994 with approximately 100,000 options still outstanding. Under the terms of the existing plans, incentive stock options are granted at an exercise price which is not less than 100% of the fair market value of the Company's common stock at the date of grant; non-qualified options are granted at not less than 85% of the fair value at the date of grant. Options are exercisable within the period and in the increments as determined by the Company's Board of Directors or plan administration committee appointed by the Board of Directors. In conjunction with the merger discussed in note 11, the Board of Directors has unanimously adopted and the Company's shareholder approved a fourth plan, the Photomatrix, Inc. 1998 Stock option Plan, that authorizes the grant of incentive and non-qualified stock options covering an aggregate of 1,500,000 shares of Common Stock to officers, directors and employees of the Company and its subsidiaries.

At March 31, 1998, there were 21,667 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $0.33, $0.62 and $0.63, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0.0%, volatility of 88.2%, risk-free interest rate of 6.0%, and an expected life of 10 years; 1997 - expected dividend yield 0.0%, volatility of 75.8%, risk- free interest rate of 6.0%, and an expected life of 5 years; 1996 - expected dividend yield 0.0%, volatility of 75.8%, risk-free interest rate of 6.0%, and an expected life of 5 years.

The Company applied APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                    1998            1997            1996
                                    ----            ----            ----
Net loss, as reported            $(1,482,000)   $(2,407,000)    $(1,704,000)
Pro forma                        $(1,566,000)   $(2,578,000)    $(1,771,000)
Loss per share, as reported           $(0.29)        $(0.46)         $(0.30)
Pro forma loss per share              $(0.31)        $(0.49)         $(0.31)


Pro forma net loss reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 2-3 years and compensation cost for options granted prior to April 1, 1995 is not considered.

Additional information with respect to the options under the plans follows:

                                                         Range of Exercise
                                              Shares             Price
                                              -------    ------------------
Options outstanding, March 31, 1995           716,867        $0.18 - $4.13
         Options granted                      760,665        $0.69 - $1.25
         Options exercised                         -                     -
         Options canceled                    (649,034)       $0.88 - $4.13
                                             ---------       -------------
Options outstanding, March 31, 1996           828,498        $0.18 - $3.56
         Options granted                      195,000        $0 .44 - $0.94
         Options exercised                    (33,333)                $0.18
         Options canceled                    (242,833)       $0.38 - $3.56
                                             ---------       -------------
Options outstanding March 31, 1997            747,332        $0.18 - $1.25
         Options granted                      683,331        $0.35 - $0.38
         Options exercised                         -                    -
         Options canceled                    (652,330)       $0.44 - $1.25
                                              -------        -------------
Options outstanding, March 31, 1998           778,333        $0.18 - $0.47
                                              =======        =============
Options exercisable, March 31, 1998           100,000        $0.18 - $ 0.47
                                              =======        ==============

As of March 31, 1998, the Company has 778,333 options outstanding with a weighted average exercise price of $0.37 per share and a weighted average remaining contractual life of 8.7 years.

In June 1995, the Company canceled employee stock options to acquire 41,667 shares at an exercise price of $4.13 per share and granted new replacement options to acquire 41,667 shares at an exercise price of $1.69 per share. In November 1995, the Company canceled stock options to acquire 628,999 shares (including options to acquire 85,000 shares held outside the Plans described above) at exercise prices ranging from $1.31 to $2.91 per share and granted new replacement options to acquire 628,999 shares at an exercise price of $0.88 per share. In July, 1997, the Company canceled stock options to acquire 579,331 shares at exercise prices ranging from $0.44 to $1.25 per share and granted new replacement options to acquire 579,331 shares at an exercise price of $0.38 per share, its then fair market value.

In addition to the options described above, the Company had outstanding warrants and other options to acquire common shares as of March 31, 1998 as follows:


         Shares         Exercise Price           Expiration
         33,333              $0.42              December, 2003
         75,000              $0.44               April, 2002


Subsequent to March 31, 1998, the Company granted options to purchase 100,000 shares at an exercise price of $0.75 per share with an expiration date of April, 2001.

The Company is authorized to issue 3,173,000 shares of its preferred stock. No preferred shares were outstanding as of March 31, 1998 and 1997.

5.       RELATED PARTY TRANSACTIONS

In connection with the acquisition of Photomatrix in the year ended March 31, 1994, $777,000 of amounts due to affiliates of Photomatrix's then-majority shareholders (presently shareholders of the Company) were converted into seven-year notes payable which mature in April 2000. These notes bear interest at a rate of 8% per annum. Interest-only payments were due monthly during the first two years. Interest and principal are due in equal monthly installments (beginning in May 1995) for years three-through-seven. Interest expense related to these notes was $37,000, $48,000 and $59,000 in the years ended March 31, 1998, 1997 and 1996, respectively. As of March 31, 1998 and 1997, $375,000 and
$527,000, respectively, were outstanding under these notes.

6.       LINE OF CREDIT

The Company has a line of credit with a bank to borrow a total of $750,000 of which zero was outstanding at March 31, 1998. This line of credit accrues interest on outstanding borrowings at prime plus 2% per annum. Total borrowings under the line of credit are limited to the lesser of $750,000 or 70% of eligible accounts receivable (as defined). The Company is required to 1) maintain a minimum tangible net worth of $2,800,000; 2) maintain a ratio of total liabilities to tangible net worth of not greater than 1.1 to 1.0, 3) maintain working capital of $1,750,000; and 4) maintain a current ratio of at least 1.7 to 1.0. As of March 31, 1998, the Company was not in compliance with certain of these covenants; however, the Company obtained a waiver of these requirements. The line of credit expires in September 1998 and is subject to a 1% non-utilization fee charged on the average daily unused portion of the line, payable quarterly in arrears. Outstanding borrowings under this line of credit are collateralized by all of the Company's assets.

As part of the credit facility which the Company maintained during a portion of the years ended March 31, 1997 and 1996, the Company also had a term loan with outstanding balances of zero as of March 31, 1998 and 1997. Interest on this term loan accrued at a rate of prime plus 1-1/2% per annum. Interest expense on the term note during the years ended March 31, 1998, 1997 and 1996 was $0, $23,000 and $61,000, respectively.

7.       INCOME TAXES

The components of loss before income taxes are as follows:


                                     1998            1997            1996
                                     ----            ----            ----
LOSS BEFORE INCOME TAXES
U.S. continuing operations      $(1,410,000)     $(1,820,000)   $ (1,258,000)
U.S. discontinued operations        214,000         (117,000)       (336,000)
Foreign                            (281,000)        (366,000)       (103,000)
                                -------------    ------------   --------------
                                $(1,477,000)     $(2,303,000)    $(1,697,000)
                                ============     ============    ============
PROVISION FOR TAXES
Current:
         Federal                $         -      $         -     $         -
         State                        5,000            1,000           7,000
         Foreign                          -                -               -
                                -------------    ------------    -------------
                                $     5,000          $ 1,000     $     7,000
Deferred                                  -          103,000               -
                                -------------    ------------   --------------
                                $     5,000      $   104,000     $     7,000
                                =============    ============   ==============


RECONCILIATION STATUTORY TO EFFECTIVE RATES

A reconciliation from the federal income tax provision computed at the statutory rate to the actual provision for taxes on loss from continuing operations for fiscal year 1998, 1997 and 1996 is as follows:

Tax at statutory federal tax rate            $ (575,000)  $(744,000)  $(463,000)
State income taxes (net of federal benefit)       4,000           -       5,000
Federal impact on continuing operations
    from change in valuation allowance          576,000      848,000    465,000
                                              ----------   ---------  ---------
                                                $ 5,000    $ 104,000    $ 7,000
                                               ========    =========  =========

DEFERRED TAX ASSETS/LIABILITIES

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities as of March 31, 1998 and 1997 are as follows:

                                                      1998           1997
                                                      ----           ----
Deferred tax assets:
   Tax operating loss carryforward                $4,998,000     $ 4,624,000
   Inventory and other reserves                      428,000         256,000
   Tax basis of intangible assets greater
       than book basis                                    -          193,000
   Other                                              61,000         145,000
                                                  -----------    ------------
                                                   5,487,000       5,218,000
   Less valuation allowance                       (5,029,000)     (4,488,000)
                                                  -----------    ------------
                                                     458,000     $   730,000
                                                  -----------    ------------
Deferred tax liabilities:
   Book basis of intangible assets
          greater than tax basis                    (458,000)    $ (461,000)
   Software capitalization                                 -       (239,000)
   Other                                                   -       ( 30,000)
                                                  -----------    ------------
                                                  $ (458,000)    $ (730,000)
                                                  -----------    ------------
Net deferred tax asset                            $        -     $        -
                                                  ===========    ============

The Company has recorded net tax assets in an amount approximately equal to net tax liabilities because management believes that these items will offset in future periods, considering statutory carryforward periods and limitations. Subject to future reassessment of future income potential, the Company has fully reserved for all deferred tax assets in excess of deferred tax liabilities.

As of March 31, 1998, the Company has available for federal income tax purposes a net operating loss ("NOL") carryforward of approximately $14,700,000 which can offset future consolidated taxable income and which begins to expire in fiscal year 2000. The utilization of this NOL may be subject to an annual limitation under Section 382 of the Internal Revenue Code.


8.   ACCRUED LIABILITIES AND CUSTOMER DEPOSITS

Accrued liabilities and other consist of the following as of March 31, 1998 and 1997:


                                           1998          1997
                                           ----          ----
Compensation and related items          $ 309,000     $ 210,000
Other                                     545,000       380,000
                                         --------      --------
                                        $ 854,000     $ 590,000
                                        =========     =========


In December 1997 and 1996, Kodak advanced to the Company $250,000 and $500,000, respectively (the entire respective calendar year shortfall) as a prepayment against future spare parts purchases. Of the total prepayments made in the years ended March 31, 1998 and 1997, $0 and $273,000 remained as of March 31, 1998 and 1997, respectively, and are included in customer deposits in the accompanying consolidated balance sheets. In fiscal year 1997, the Company recognized $250,000 for minimum annual guaranty purchase level requirements, which was classified as other income in the consolidated statements of operations.

9.   MPLOYEE BENEFIT PLANS

The Company maintains defined contribution savings and investment plans for the benefit of all full-time employees. The Company's expense related to the plans was $55,000, $39,000 and $54,000 in 1998, 1997 and 1996, respectively. The
Company has no significant post-employment or post-retirement obligations that would require accrual under SFAS 106 or 112.

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company's operations are conducted in facilities which are occupied under operating leases. The leases require payment of taxes, maintenance expenses and insurance. Rental expense (net of rents under sublease of $0, $187,000 and $150,000 in 1998, 1997 and 1996, respectively) incurred under operating leases (including leases which have expired) was $306,000, $246,000 and $232,000, in 1998, 1997 and 1996, respectively.

Future minimum lease commitments as of March 31, 1998, are as follows:

                      1999                      $ 94,000
                      2000                        96,000
                      2001                        73,000
                      2002                        52,000
                      2003                        46,000
                      2004 and thereafter        464,000
                                               ---------
                                                $825,000

Subsequent to March 31, 1998, the Company moved its corporate headquarters, assigned the lease of its former principal operating facility, and provided the lessor with a guarantee of the lease through its expiration in September 2002.

Legal Proceedings

The Company has been a defendant in three product liability cases pending in the United States District Court, Eastern District of New York (Bernhart v. Xscribe et al. (92 Civ. 3931), Galfin v. Xscribe (92 Civ. 2582), and Hagipadelis v. Xscribe (95 Civ. 1977)). Both Bernhart v. Xscribe and Galfin v. Xscribe has now been or are in the process of being dismissed. Xscribe has tendered the Hagipadelis v. Xscribe claim to its insurance carriers, St. Paul Fire ("St. Paul") and Marine Insurance and Federal Insurance Company ("Federal"). St. Paul has assumed the Company's defense without reservation of right, and Federal has agreed to share defense costs, subject to a reservation of rights. The insurance carriers have prevailed in all judgments rendered to date. It may take several years before this litigation is ultimately resolved. The Company believes that this remaining case is without merit and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies.

11.      SUBSEQUENT EVENTS (Unaudited)

On March 16, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization with I-PAC Manufacturing, Inc. The Agreement was approved by the shareholders of the Company on June 5, 1998, and the transaction closed on June 11, 1998. As a result of the Merger, the 8,500 outstanding shares of I-PAC Common Stock were exchanged for 4,848,000 shares (adjusted proportionately in the event of the exercise of dissenters' rights) of Photomatrix Common Stock and possibly additional shares of Photomatrix Common Stock in the event that I-PAC achieves certain performance milestones during a twelve month period commencing on July 1, 1998 or outstanding options to purchase Photomatrix Common Stock are exercised.

If the I-PAC transaction had been consummated at the beginning of fiscal year 1997, the Company's consolidated revenues, net loss and net loss per share would have been:


                                        1998                  1997
                                        ----                  ----
Revenues                            $ 14,037,000          $13,883,000
Net Loss                            $ (1,071,000)         $(2,709,000)
Net Loss per share, basic and
     diluted                            $ ( 0.11)             $ (0.27)

On June 5, 1998 the Company's shareholders also approved the 1998 Photomatrix Stock Option Plan, which authorizes the grant of incentive and non-qualified stock options covering an aggregate of 1,500,000 shares of common stock to officers, directors and employees of the Company and its subsidiaries.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and
Shareholders of Photomatrix, Inc.

Under date of May 29, 1998, we reported on the consolidated balance sheets of Photomatrix, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1998, which are included in the Form 10-KSB. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-KSB. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG Peat Marwick LLP



San Diego, California
May 29, 1998

                       PHOTOMATRIX, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                         Balance                            Deductions       Balance
                                        Beginning                               and            End
             Description                 of Year     Expense   Acquired     Write-Offs       of Year
-------------------------------------------------------------------------------------------------------------------
          Fiscal Year 1998
-------------------------------------
Allowance for  Uncollectible
   Accounts Receivable                  $ 111,000     63,000       -          32,000          142,000
                                        =========    ========  =========   ===========      ==========
Inventory Excess and
   Obsolescence Reserve                 $ 150.000    629,000       -         154,000          625,000
                                        =========    =======   =========   ===========      ==========
Warranty Reserve                         $ 51,000    157,000       -         148,000           60,000
                                         ========    =======   =========   ===========      ==========

          Fiscal Year 1997
-------------------------------------
Allowance for Uncollectible
   Accounts Receivable                   $ 76,000     46,000       -          11,000          111,000
                                         ========    ========  =========   ==========       ==========
Inventory Excess and
    Obsolescence Reserve                $ 592,000    130,000       -         572,000           150,000
                                        =========    =======   =========   ==========       ==========
Warranty Reserve                         $ 35,000     16,000       -             -              51,000
                                         ========    =======   =========   ==========       ==========

          Fiscal Year 1996
-------------------------------------
Allowance for Uncollectible
   Accounts Receivable                   $ 61,000     75,000       -          60,000           76,000
                                         ========    ========  =========   ==========       ==========
Inventory Excess and
   Obsolescence Reserve                 $ 368,000    179,000       -         (45,000)         592,000
                                        =========    =======   =========   ==========       ==========
Warranty Reserve                         $ 35,000     15,000       -          15,000           35,000
                                         ========    ========  =========   ==========       ==========