Form 10QSB
period 1998-06-30
PHOTOMATRIX INC/ CA
filed 1998-08-14
CIK 814427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)
   [x]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

   [ ]                       TRANSITION REPORT UNDER
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                        For the transition period from to

                        Commission file Number 0-16055



                                PHOTOMATRIX, INC.
        (Exact name of small business issuer as specified in its charter)



         California                                             95-3267788
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


                                1958 Kellogg Ave.
                           Carlsbad, California 92008
                    (Address of principal executive offices)

                                 (760) 431-4999
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


          At June 30, 1998, 9,931,000 shares of Common Stock of Photomatrix, Inc. were outstanding.

                 Transitional Small Business Disclosure Format.

                                 YES [ ] NO [X]

                                      INDEX

                                PHOTOMATRIX, INC.




PART I - FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

Consolidated balance sheets as of June 30, 1998 (unaudited) and March 31, 1998

Unaudited consolidated statements of operations for the three months ended June 30, 1998 and June 30, 1997

Unaudited consolidated statements of cash flows for the three months ended June 30, 1998 and June 30, 1997

Unaudited notes to consolidated financial statements


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1998 AND MARCH 31, 1998




                                                               June 30, 1998
                                                                (Unaudited)         March 31, 1998
                                                           --------------------- --------------------

ASSETS

Current assets:
   Cash and cash equivalents                                            $536,000           $1,342,000
  Accounts receivable, net of allowance
       of $144,000 and $142,000                                        1,841,000            1,733,000
  Inventories                                                          3,169,000            2,171,000
  Prepaid expenses and other                                             272,000               98,000
                                                           ---------------------  -------------------
       Total current assets                                            5,818,000            5,344,000

Property and equipment, net                                            3,650,000              547,000
Intangible assets, net                                                 2,572,000            1,287,000
Other assets                                                             105,000              125,000
                                                           --------------------- --------------------
                                                                    $12,145,000            $7,303,000
                                                             =================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $987,000             $502,000
   Accrued liabilities and other                                         962,000              854,000
   Customer deposits                                                     396,000              409,000
   Line of credit                                                        694,000                   --
   Current maturities of notes payable                                   300,000              162,000
   Net current liabilities of discontinued operation                   1,108,000            1,113,000
                                                           --------------------- --------------------
       Total current liabilities                                       4,447,000            3,040,000

Notes payable to related parties, long term                              168,000              213,000

Other non-current liabilities                                          2,497,000               26,000

Commitments and contingencies

Shareholders' equity:

   Preferred Stock, no par value; 3,173,000 shares
       authorized, no shares issued and outstanding
                                                                              --                   --
   Common stock, no par value; 30 million shares
       authorized, 9,931,000 and 5,083,000 shares
       issued and outstanding, respectively                           21,290,000           19,351,000
   Additional paid-in capital                                             30,000                   --
   Accumulated deficit                                               (16,434,000)         (15,480,000)
   Accumulated other comprehensive income                                147,000              153,000
                                                           --------------------- --------------------
       Total shareholders' equity                                      5,033,000            4,024,000
                                                           --------------------- --------------------

                                                                     $12,145,000           $7,303,000
                                                           ===================== ====================

        The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                               1998                   1997
                                                        ----------------  -------------------------

REVENUES                                                      $1,292,000                 $2,271,000

COST OF REVENUES                                                 942,000                  1,518,000
                                                        ----------------          -----------------
GROSS PROFIT                                                     350,000                    753,000
                                                        ----------------          -----------------
OPERATING EXPENSES
   Selling, general and administrative                           815,000                    925,000
   Research and development                                      215,000                    181,000
   Facility consolidation and relocation                         223,000                     --
                                                        ----------------          ------------------
       TOTAL OPERATING EXPENSES                               1,253,000                   1,106,000
                                                        ----------------          ------------------
OPERATING LOSS                                                 (903,000)                   (353,000)
                                                        ----------------          ------------------
OTHER INCOME (EXPENSE), NET                                     (51,000)                      8,000
                                                        ----------------          ------------------
NET LOSS                                                   $   (954,000)            $      (345,000)
                                                        ================          ==================
Basic and diluted net loss per share                    $         (0.15)            $         (0.07)
                                                        ================          ==================
Weighted average number of common shares outstanding          6,430,000                   5,083,000
                                                        ----------------          ------------------







        The accompanying notes are an integral part of these consolidated financial statements

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                                                                         1998              1997
                                                                    ---------------  -----------------
CASH FLOWS FROM OPERATIONS
   Net loss:                                                              $(954,000)         $(345,000)
   Adjustments:
      Depreciation and amortization                                         168,000            235,000
      Loss on disposal of property and equipment                             13,000                 --
      Stock options granted to third party                                   30,000                 --
      Changes in assets and liabilities, excluding effects of acquisition:
          Accounts receivable                                               722,000           (146,000)
          Inventories                                                       (10,000)           (59,000)
          Prepaid expenses and other                                        (92,000)           (43,000)
         Accounts payable                                                  (420,000)          (329,000)
         Accrued liabilities and other                                      (18,000)            56,000
         Customer deposits                                                  (13,000)          (124,000)
                                                                      --------------      -------------
    Cash used in continuing operations                                     (574,000)          (755,000)
    Cash provided by (used in) discontinued operations                       (5,000)           323,000
                                                                     ---------------      -------------
Cash provided by (used in) operations                                      (579,000)          (432,000)
                                                                     ---------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of acquisition, net of cash received                               (192,000)                 --
   Capital expenditures                                                      (5,000)                 --
   Proceeds from disposal of capital assets                                  20,000              7,000
   Decrease  in other assets                                                  6,000              8,000
                                                                    ------------------    --------------
Cash provided by (used in) investing activities                            (171,000)            15,000
                                                                    ------------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit, net of repayments                          11,000                  --
    Repayments on notes payable                                             (51,000)                 --
    Other                                                                   (10,000)             22,000
                                                                    ------------------    --------------
Cash provided by (used in) financing activities                             (50,000)             22,000
                                                                    ------------------    --------------

EFFECTS OF EXCHANGE RATES ON CASH                                           ( 6,000)             (5,000)
                                                                    ------------------    --------------

NET DECREASE TO CASH AND CASH EQUIVALENTS                                  (806,000)           (400,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,342,000             812,000
                                                                    ------------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $       536,000       $     412,000
                                                                    ==================    ===============




        The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF JUNE 30, 1998 AND MARCH 31, 1998 AND
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


1. GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements reflect the accounts of Photomatrix, Inc. (the "Company"), together with its subsidiaries. On June 5, 1998 the shareholders of the Company approved the merger ("Merger") between Photomatrix, Inc. and I-PAC Manufacturing, Inc. ("I-PAC"). The Company issued 4,848,000 shares of Photomatrix common stock to shareholders of I-PAC in exchange for the 8,500 outstanding shares of the common stock of the privately-held company. This transaction resulted in an increase in the number of outstanding shares of Photomatrix common stock from 5,083,000 to 9,931,000. All significant intercompany transactions and balances have been eliminated.

Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the Company's results of operations and financial position as of the dates and for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Report on Form 10-KSB filed with the Securities and Exchange
Commission for the year ended March 31, 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

2. CREDIT FACILITY

As of June 30, 1998, the Company was obligated under a series of notes payable totaling $3,659,000. This debt included a $750,000 unused line of credit with the Company's bank. In addition, as of the Merger, I-PAC had a $700,000 line of credit with another bank.

Subsequent to June 30, 1998 the Company entered into a new $2,100,000 credit facility with its bank that included a $1,500,000 line of credit and a $600,000 term loan which matures in June, 2002. The Company immediately used this credit facility to retire approximately $932,000 of debt of its wholly-owned subsidiary, I-PAC, $694,000 under a line of credit and $162,000 and $76,000 under term loans with two other banks. The aggregate outstanding balance under these loans as of June 30, 1998 was $918,000. The Company also used some of the proceeds from the term loan to acquire additional state-of-the-art equipment which will significantly broaden its surface mount technology ("SMT") printed circuit board manufacturing capacity.

The new line of credit will accrue interest on outstanding borrowings at the bank's prime rate plus 1 % per annum. The Company's previous line of credit accrued interest at prime plus 2%. All other terms of the new line of credit, except for various covenants, essentially remained the same. Under the terms of the new agreement, total borrowings under the line of credit will be limited to the lesser of $1,500,000 or 75% of eligible accounts receivable (as defined under the agreement). The Company is required to continue to (1) maintain a minimum tangible net worth of $2,400,000 as of June 30, 1998, increasing to $2,600,000 as of September 30, 1998, $3,200,000 as of December 31, 1998, and
$3,500,000 thereafter (2) maintain a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0, and (3) maintain a minimum debt service coverage of no less than 1.25 to 1.0. The new line of credit expires in July, 1999. Based on June 30, 1998 financial data, the Company was not in compliance with one of these covenants. The Company's bank has waived compliance with this requirement.

The Company has issued two notes in the aggregate amount of $2,015,000, which are collateralized by trust deeds of the Company's real property located in Carlsbad, California. The repayment of these notes is guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes are payable in aggregage monthly installments of approximately $19,000 including interest ranging from 7.5 to 9.5%.

3. DISCONTINUATION OF LEXIA SYSTEMS, INC.

In December, 1996 the Board of Directors approved a plan to discontinue the operations of Lexia Systems, Inc. ("Lexia"). The Company is currently in the process of winding down and closing this operation. Lexia's operational results have been reclassified as discontinued operations for the respective years presented herein. Lexia's balance sheets have similarly been reclassified as net current liabilities of discontinued operations as of June 30, 1998 and March 31, 1998.

Currently, Lexia carries on its books accounts payable and unpaid rent claims of International Computers Limited, Inc. ("ICL") and related entities in the amount of $786,000. Lexia disputes these liabilities. Lexia is attempting to resolve these disputes through negotiations. There is no assurance that Lexia will be able to resolve this matter.

4. BASIC AND DILUTED LOSS PER SHARE

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ('SFAS") No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 6,430,000 and 5,083,000, in the first quarters of fiscal years 1999 and 1998, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Options and warrants representing approximately 1,196,000 and 886,000 shares were excluded from the computations of net loss per common share for the quarters ended June 30, 1998 and 1997, respectively, as their effect is antidilutive. The adoption of SFAS No. 128 did not have a material effect on the Company's net loss per common share.

5. ACQUISITION OF I-PAC MANUFACTURING, INC.

On March 16, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization with I-PAC Manufacturing, Inc. The Agreement was approved by the shareholders of the Company on June 5, 1998, and the transaction closed on June 11, 1998. As a result of the Merger, the 8,500 outstanding shares of I-PAC Common Stock were exchanged for 4,848,000 shares of Photomatrix Common Stock and possibly additional 4,652,000 shares of Photomatrix Common Stock in the event that I-PAC achieves certain performance milestones during a twelve month period commencing on July 1, 1998 or outstanding options to purchase Photomatrix Common Stock are exercised.

The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of Photomatrix outstanding options and warrants will be treated in accordance with APB 16, in that any additional shares will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The $1,369,000 excess of the purchase price over the fair value of I-PAC's net assets will be amortized over a twenty year period.

If the I-PAC transaction had been consummated at the beginning of fiscal year 1997, the Company's consolidated revenues, net loss and net loss per share for the first quarter would have been:

                                              1998                1997
                                              ----                ----
  Revenues                                $ 2,174,000         $ 4,191,000
  Net Income (Loss)                        $ (790,000)           $ 67,000
  Net Loss per share, basic and
       diluted                               $ ( 0.12)             $ 0.01


6. COMPREHENSIVE INCOME

As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative translation adjustment to be included as a component of comprehensive loss in addition to net loss for the period. During the three months ended June 30, 1998 total comprehensive loss totaled $960,000 and during the three months ended June 30, 1997 total comprehensive loss totaled $350,000.

7. ACQUISITION OF MGM TECHREP, INC.

Subsequent to June 30, 1998, the Company entered into an agreement to acquire the assets and business of MGM Techrep, Inc. ("MGM"). MGM, a private entity that is primarily owned by the officers and former owners of I-PAC, is a manufacturer's sales representative firm headquartered in Santa Ana, California. Established in 1994, MGM has been the primary sales rep firm in the Southern California area for I-PAC Manufacturing, Inc. ("I- PAC"), being responsible for approximately 60% of I-PAC's new sales during the period from 1994 to the present. MGM also represents approximately 15 other companies engaged in the manufacture and distribution of a wide range of industrial products used in the manufacture and sale of electronic and related products.

The Photomatrix acquisition will include all contracts with MGM's principals, its customer list, all physical assets, and the MGM trade name and associated goodwill. MGM will retain existing liabilities and release its sales personnel to Photomatrix, and MGM's shareholders will execute non-compete agreements with respect to the sales rep business. The purchase price of the transaction will be determined primarily on an earn-out basis by a declining percentage (75% in the first year, 50% in the second year and 25% in the final year following the closing date) of the commissions earned over a three-year period by MGM on sales involving its existing principals and customers as of the time of purchase by Photomatrix. No payments would be due to MGM for principals or customer accounts added after the closing date. In addition, I-PAC forgave approximately $18,000 of amounts owing by MGM as of the closing date.

Consistent with the provisions of the Photomatrix-I-PAC merger agreement, this related party transaction was reviewed and approved by the outside directors on the Audit Committee of the Photomatrix Board of Directors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and unaudited notes to consolidated financial statements included elsewhere herein.


Three  months  ended June 30, 1998  compared to the three  months ended June 30,
1997

During the quarter ended June 30, 1998, the Company moved its operations into I-PAC's facility located in Carlsbad, California and completed the Merger with I-PAC. The effect of these activities was disruptive and inefficient to the operations of the Company during the period. Effective June 5, 1998, I-PAC was acquired by the Company. Results of operations of the Company include the results of I-PAC for the period from June 6,1998 through June 30, 1998, and also includes the costs associated with the moving and Merger activities.

As expected, consolidated revenues for the quarter ended June 30, 1998 decreased $979,000 or 43.1% to $1,292,000 from $2,271,000 for the quarter ended June 30,
1997. The decline is primarily attributable to the rescheduling of approximately $650,000 in document scanner revenues previously committed for this quarter by a major customer of the Company, together with a general decline in scanner orders received by the Company on a world-wide basis. The Company has renegotiated the purchase commitment terms with its major customer, rescheduling the scanner shipments evenly over a nine month period beginning July 1, 1998. In addition, the Company is in process of taking actions to increase sales from end users, Value-added resellers (VARs) and distributors. Management believes that scanner revenues will return to normal levels in the second fiscal quarter. In addition, the second fiscal quarter will include three months of I-PAC revenues, as compared to less than one month's revenues for the current quarter.

Consolidated gross margin for the quarter ended June 30, 1998 decreased $403,000 or 53.5% to $350,000 from $753,000 for the quarter ended June 30, 1997. Likewise, gross margin as a percent of revenues decreased 6.1% to 27.1% from 33.2% for the quarter ended June 30, 1997. The deterioration was primarily due to unabsorbed overhead costs that resulted from lower sales volume. Management expects that gross margins will improve over the gross margins of the current quarter and the prior fiscal year as a result of a return to normal sales volume as well as favorable product mix and improvements in manufacturing efficiencies.

Selling, general and administrative expenses ("SG&A"), while including one month of expenses from I-PAC, decreased $110,000 for the quarter ended June 30, 1998 or 11.9% to $815,000 from $925,000 for the quarter ended June 30, 1997. As a percent of revenues, SG&A for the quarter ended June 30, 1998 increased to 63.1% from 40.7% for the quarter ended June 30, 1997. The reduction in SG&A expense resulted from early redundant cost savings as a result of the Merger, together with reduced sales commission expense due to lower sales volumes. The increase in SG&A expenses expressed as a percentage of sales is strictly a reflection of lower sales volume.

Research and development expenses for the quarter ended June 30, 1998 increased $34,000 or 18.8% to $215,000 from $181,000 for the quarter ended June 30, 1997.
As a percent of revenues research and development expenses increased to 16.6% from 8.0% for the quarter ended June 30, 1997. During the quarter ended June 30, 1998 no expenditures were capitalized due to an emphasis being placed upon scanner development, including the development of a new mid-range scanner. During the previous quarter ended June 30, 1997 product development spending was $219,000, and $38,000 of expenditures were capitalized because they related to technologically feasible software development projects.

During the quarter ended June 30, 1998, the Company incurred approximately $223,000 in costs associated with the consolidation and relocation of its facilities. These moving costs included the cost of idle facilities, duplicate facilities costs and cost directly related to the move.

Other income and expense for the quarter ended June 30, 1998 was $51,000 of expense, compared to income of $8,000 for the quarter ended June 30, 1997. Interest expense increased $26,000, which reflects the interest payment on the mortgage for the Carlsbad facility.

The net effect of the increases in research and development expenses and other expenses, together with the decreases in gross margin and selling, general and administrative expenses resulted in a net loss for the quarter ended June 30, 1998 of $954,000 or $(0.15) per share. This compares to a loss of $345,000 or $(0.07) per share for the quarter ended June 30, 1997. The Company does not anticipate a continuation of these significant losses.


Liquidity and Capital Resources

Recent and Future Sources of and Demands on Liquidity and Capital Resources

During the three months ended June 30, 1998, the Company's primary sources of liquidity were from reductions to accounts receivable ($722,000), proceeds from the disposal of capital assets ($20,000), proceeds from line of credit net of repayment ($11,000), decrease in other assets ($6,000) and cash reserves. During the same period the primary uses of cash were a net loss net of noncash charges ($743,000), increases to inventories ($10,000) and prepaid expenses and other assets ($92,000), reduction to accounts payable ($420,000), accrued liabilities ($18,000) and customer deposits ($13,000), costs associated with the acquisition of I-PAC net of cash received ($192,000), repayments on notes payable and other obligations ($61,000), capital expenditures ($5,000), cash used by discontinued operations ($5,000) and the effects of exchange rates on cash ($6,000). As a result of these sources and uses of liquidity during the three months ended June 30, 1998 as described above, the Company's cash and cash equivalents balance decreased $806,000 or 60.1%, to $536,000 from $1,342,000.

As of June 30, 1998, the Company was obligated under a series of notes payable totaling $3,659,000. This debt included a $750,000 unused line of credit with the Company's bank. In addition, as of the Merger, I-PAC had a $700,000 line of credit with another bank, the outstanding balance of which was paid off subsequent to June 30, 1998.

In July, 1998 the Company entered into a new $2,100,000 credit facility with its bank that includes a $1,500,000 line of credit and a $600,000 term loan. The Company immediately used this credit facility to retire approximately $933,000 of debt of its wholly-owned subsidiary, I-PAC, $694,000 under a line of credit and $76,000 and $162,000 under term loans with two other banks. The outstanding balances under these loans as of June 30, 1998 was $918,000. The Company also used some of the proceeds from the term loan to acquire additional state-of-the-art equipment which will significantly broaden its surface mount technology ("SMT") printed circuit board manufacturing capacity.

The new line of credit will accrue interest on outstanding borrowings at the bank's prime rate plus 1 % per annum. The Company's previous line of credit accrued interest at prime plus 2%. All other terms of the new line of credit, except for various covenants, essentially remained the same. Under the terms of the new agreement, total borrowings under the line of credit will be limited to the lesser of $1,500,000 or 70% of eligible accounts receivable (as defined under the agreement). The Company is required to continue to (1) maintain a minimum tangible net worth of $2,400,000 as of June 30, 1998, increasing to $2,600,000 as of September 30, 1998, $3,200,000 as of December 31, 1998, and
$3,500,000 thereafter (2) maintain a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0, and (3) maintain a minimum debt service coverage of no less than 1.25 to 1.0. The new line of credit expires in July, 1999. Based on June 30, 1998 financial data, the Company was not in compliance with one of these covenants. The Company's bank has waived compliance with this requirement.

The Company has issued two notes in the aggregate amount of $2,015,000, which are collateralized by trust deeds of the Company's real property located in Carlsbad, California. The repayment of these notes is guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes are payable in aggregate monthly installments of approximately $19,000, including interest ranging from 7.5 to 9.5%.

The Company is obligated under a series of notes payable totaling $334,000 as of June 30, 1998. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly.

The Company also has certain other equipment notes in the aggregate amount of $57,000 with interest rates varying between 11% and 26.6% with final payments due between 2000 and 2005. These notes are collateralized by equipment.

The Company also has a non-interest bearing liability in the amount of $227,000, proceeds of which were used primarily for the purchase of manufacturing equipment. The repayment of this liability can be made by withholding 40% of the non-material component of any sales made by I-PAC to the note holder through September, 1998. Any unpaid balance on the due date will be canceled and the security interest released. As of August 9, 1998 there have been no orders received by the Company from the note holder.

The Company's wholly-owned subsidiary, Lexia Systems, has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $786,000 at June 30, 1998 and classified under net liabilities of discontinued operations. Lexia disputes these liabilities. Lexia is attempting to resolve these disputes through negotiations. There is no assurance that Lexia will be able to resolve this matter.

The Company's sources of future short-term liquidity are its cash balance of $536,000 as of June 30, 1998 and the $806,000 unused amount of its new $2.1 million credit facility with its bank. Availability under the line of credit can be further limited based upon the balance of eligible accounts receivable as described above.

The Company is currently obligated as a guarantor under an assignment agreement of a lease in the amount of approximately $20,000 per month through September, 2002. The Company is also obligated to pay approximately $8,000 per month on various other leases. In June 1998, the Company entered into a commitment to purchase approximately $400,000 of equipment for its manufacturing operation. Aside from these commitments, the Company has not made any material capital commitments.

The Company is concentrating on increasing its sales and improving its gross margins. Management believes that the Company has sufficient liquidity to fund the costs associated with the recent Merger and relocation and consolidation of its operations into the I-PAC facility, as well as the operations of the combined company for the next twelve months. In addition, management intends to structure any future acquisitions in a manner that will be neutral or positive to its liquidity and accretive to its future earnings per share.

Year 2000

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

THIS 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS INCLUDING ACQUIRING OTHER BUSINESSES, INCREASING SALES AND IMPROVING MARGINS, ASSUMPTIONS AND STATEMENTS RELATING TO THE COMPANY'S FUTURE ECONOMIC PERFORMANCE AND OTHER NON-HISTORICAL INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE RISKS DISCUSSED UNDER THE HEADING "ADDITIONAL RISK FACTORS" AS WELL AS OTHER FACTORS AS DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

PART II: OTHER INFORMATION

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


Item 5. Other Information

        None


Item 6. Exhibits and Reports on Form 8-K

   a.   Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated June 24, 1998 to report the Merger of Photomatrix, Inc. and I-PAC Manufacturing, Inc.

   b.   Exhibits

10.35.2       Amendment to Business Agreement with Bell & Howell dated
              June 30, 1998

10.40 Lease Assignment and Assuption Agreement between Photomatrix Imaging Corp. and Cryogen, Inc.

10.41         Management Services Agreement with Dr. John Faessel

10.42         Promissory Note with Imperial Bank

10.43         Credit Agreement with Imperial Bank

27            Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PHOTOMATRIX  INC.



   Date:  August 10, 1998                by  /s/ William L. Grivas
                                             ---------------------
                                             William L. Grivas
                                             Chairman of the Board

   Date:  August 10, 1998                by  /s/ Patrick W. Moore
                                             --------------------
                                             Patrick W. Moore
                                             Chief Executive Officer

   Date:  August 10, 1998                by  /s/ Suren G.Dutia
                                             -----------------
                                             Suren G. Dutia
                                             President

   Date:  August 10, 1998                by  /s/ Roy L. Gayhart
                                             -------------------
                                             Roy L. Gayhart
                                             Chief Financial Officer

   Date:  August 10, 1998                by  /s/ Charles H. Frady
                                             ---------------------
                                             Charles H. Frady
                                             Controller
                                             Principal Accounting Officer