Form 10QSB
period 1998-09-30
PHOTOMATRIX INC/ CA
filed 1998-11-09
CIK 814427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

               For the transition period from _______ to_______ .

                         Commission file number 0-16055

                               PHOTOMATRIX, INC.

        (Exact name of small business issuer as specified in its charter)

          California                                     95-3267788
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


1958 Kellogg Avenue, Carlsbad, California                              92008
(Address of principal executive offices)                            (Zip Code)


                                 (760) 431-4999
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

-------------------------------------------------------------------------------
At September 30, 1998, 9,931,000 shares of the Common Stock of Photomatrix, Inc. were outstanding.
-------------------------------------------------------------------------------


                 Transitional Small Business Disclosure Format.

                                    Yes No X

                                      INDEX

                                PHOTOMATRIX, INC.


                                                                          Page
PART I - FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

           Consolidated   balance   sheets  as  of  September   30,  1998
           unaudited) and March 31, 1998                                     2

           Unaudited consolidated statements of operations for the three months and six months ended September 30, 1998 and September
           30, 1997                                                          3

           Unaudited  consolidated  statements  of cash flows for the six
           months ended September 30, 1998 and September 30, 1997            4

           Unaudited notes to consolidated financial statements              5


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               9


PART II - OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

ITEM 5:  OTHER INFORMATION                                                  14

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                   14

SIGNATURES                                                                  15

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998



                                                           September 30, 1998
                                                               (Unaudited)          March 31, 1998
                                                        ------------------------ --------------------
ASSETS

Current assets:
  Cash and cash equivalents                                             $251,000           $1,342,000
  Accounts receivable, net of allowance
       of $165,000 and $142,000                                        2,207,000            1,625,000
  Inventories                                                          3,159,000            2,171,000
  Prepaid expenses and other                                             241,000               98,000
                                                          ---------------------- --------------------
       Total current assets                                            5,858,000            5,236,000

Property and equipment, net                                            3,948,000              547,000
Intangible assets, net                                                 2,336,000            1,287,000
Other assets                                                              78,000              125,000
Advances to officers                                                       8,000                   --
                                                         ----------------------- --------------------
                                                                     $12,228,000           $7,195,000
                                                         ======================= ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $1,446,000             $502,000
   Accrued liabilities and other                                         542,000              746,000
   Customer deposits                                                     255,000              409,000
   Line of credit                                                        842,000                   --
   Current maturities of notes payable                                   374,000              162,000
   Net current liabilities of discontinued operation                     898,000            1,113,000
                                                            -------------------- --------------------
       Total current liabilities                                       4,357,000            2,932,000

Notes payable to related parties, long term                              123,000              213,000

Long term debt and other                                               2,399,000               26,000

Commitments and contingencies

Shareholders' equity:

   Preferred Stock, no par value; 3,173,000 shares
      authorized, no shares issued and outstanding                           --                   --
   Common stock, no par value; 30 million shares
       authorized, 9,931,000 and 5,083,000 shares
       issued and outstanding, respectively                           21,290,000           19,351,000
   Additional paid-in capital                                             30,000                   --
   Accumulated deficit                                               (16,129,000)         (15,480,000)
   Accumulated other comprehensive income                                158,000              153,000
                                                         ----------------------- --------------------
       Total shareholders' equity                                      5,349,000            4,024,000
                                                         ----------------------- --------------------
                                                                     $12,228,000           $7,195,000
                                                         ======================= ====================


        The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                   Three Months Ended                Six Months Ended
                                                      September 30,                    September 30,
                                                  1998             1997            1998            1997
                                             --------------  ---------------- --------------- ---------------
REVENUES                                         $3,071,000       $2,288,000      $4,363,000      $4,559,000

COST OF REVENUES                                  1,896,000        1,448,000       2,838,000       2,966,000
                                             --------------  ---------------- --------------- ---------------
GROSS PROFIT                                      1,175,000          840,000       1,525,000       1,593,000
                                             --------------  ---------------- --------------- ---------------

OPERATING EXPENSES
   Selling, general and administrative              936,000          741,000       1,751,000       1,666,000
   Research and development                         161,000          173,000         376,000         354,000
   Facility consolidation and relocation            (42,000)              --         181,000              --
                                             --------------- ---------------- --------------- ---------------
TOTAL OPERATING EXPENSES                          1,055,000          914,000       2,308,000       2,020,000
OPERATING INCOME (LOSS)                             120,000          (74,000)       (783,000)       (427,000)
                                             --------------- ---------------- --------------- ---------------
OTHER INCOME (EXPENSE), NET                         (66,000)          89,000        (117,000)         97,000
                                             --------------- ---------------- --------------- ---------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS                                           54,000           15,000        (900,000)       (330,000)

INCOME FROM DISCONTINUED
OPERATIONS                                          251,000               --         251,000              --
                                             --------------  ---------------- --------------- ---------------
NET INCOME (LOSS)                                $  305,000       $   15,000      $ (649,000)     $ (330,000)
                                             ==============  ================ =============== ===============
BASIC EPS:
CONTINUING OPERATIONS                            $     0.01       $       --      $    (0.11)     $    (0.06)
                                             --------------  ---------------- --------------- ---------------
DISCONTINUED OPERATIONS                          $     0.02       $       --      $     0.03      $       --
                                             --------------  ---------------- --------------- ---------------
NET INCOME (LOSS)                                $     0.03       $       --      $    (0.08)     $    (0.06)
                                             --------------  ---------------- --------------- ---------------
Weighted average number of common and
common stock equivalent shares outstanding        9,931,000        5,083,000       8,209,000       5,083,000
                                             --------------  ---------------- --------------- ---------------
DILUTED EPS:
CONTINUING OPERATIONS                            $     0.01       $      --       $    (0.11)     $    (0.06)
                                             --------------- ---------------- --------------- ---------------
DISCONTINUED OPERATIONS                          $     0.02       $      --       $     0.03      $       --
                                             --------------  ---------------- --------------- ---------------
NET INCOME (LOSS)                                $     0.03       $      --       $    (0.08)     $    (0.06)
                                             --------------  ---------------- --------------- ---------------
                                                                                                  $       --
                                                                                              ---------------
Weighted average number of common and
common stock equivalent shares outstanding       10,659,000        5,083,000       8,209,000       5,083,000
                                             --------------  ---------------- --------------- ---------------


        The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                                                         1998                1997
                                                                    ---------------     --------------
CASH FLOWS FROM OPERATIONS
   Net loss from continuing operations:                                  $(900,000)         $(330,000)
   Adjustments:
      Depreciation and amortization                                        395,000            473,000
      Loss on disposal of property and equipment                            13,000                 --
      Stock options granted to third party                                  30,000                 --
      Changes in assets and liabilities, excluding effects of
       acquisition:
          Accounts receivable                                              356,000            143,000
          Inventories                                                           --           (237,000)
          Prepaid expenses and other                                       (56,000)           (35,000)
          Accounts payable                                                  39,000            (93,000)
          Accrued liabilities and other                                   (445,000)           128,000
          Customer deposits                                               (154,000)          (274,000)
                                                                    ---------------     --------------
    Cash used in continuing operations                                    (722,000)          (255,000)
    Cash provided by discontinued operations                                36,000            628,000
                                                                    ---------------     --------------
Cash provided by (used in) operations                                     (686,000)           403,000
                                                                    ---------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of acquisition, net of cash received                                35,000                 --
   Capital expenditures                                                   (528,000)                --
   Proceeds from disposal of capital assets                                 20,000             23,000
   Decrease  in other assets                                                34,000                 --
                                                                    ---------------     --------------
Cash provided by (used in) investing activities                           (439,000)            23,000
                                                                    ---------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit, net of repayments                        159,000                 --
    Repayments on notes payable                                            (22,000)                --
    Increase (decrease) in long term debt and other                       (108,000)            49,000
                                                                    ---------------     --------------
Cash provided by  financing activities                                      29,000             49,000
                                                                    ---------------     --------------
EFFECTS OF EXCHANGE RATES ON CASH                                            5,000            (13,000)
                                                                    ---------------     --------------
NET INCREASE (DECREASE) TO CASH AND CASH
    EQUIVALENTS                                                         (1,091,000)           462,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,342,000            812,000
                                                                    ---------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $      251,000      $   1,274,000
                                                                    ===============     ==============




        The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 1998 AND MARCH 31, 1998 AND
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


  1.       GENERAL

  Basis of Presentation

  The accompanying unaudited consolidated financial statements reflect the accounts of Photomatrix, Inc. (the "Company"), together with its subsidiaries. On June 5, 1998 the shareholders of the Company approved the merger ("Merger") between the Company. and I-PAC Manufacturing, Inc. ("I-PAC"). The Company issued 4,848,000 shares of Photomatrix common stock to shareholders of I-PAC in exchange for the 8,500 outstanding shares of the common stock of the privately-held company. This transaction resulted in an increase in the number of outstanding shares of Photomatrix common stock from 5,083,000 to 9,931,000. All significant intercompany transactions and balances have been eliminated.

  Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to GAAP, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the Company's results of operations and financial position as of the dates and for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

  Certain  prior  year  amounts  have  been   reclassified  to  conform  to  the
  current-year presentation.


  2.  CREDIT FACILITIES

  As of September 30, 1998, the Company was obligated under a series of notes payable totaling $3,738,000. This debt included a new $2,100,000 credit facility with its bank that included a $1,500,000 line of credit and a $600,000 term loan which matures in September, 2002. The aggregate outstanding balance under these loans as of September 30, 1998 was $1,316,000. The Company used some of the proceeds from the term loan to acquire additional state-of-the-art equipment which will significantly broaden its surface mount technology ("SMT") printed circuit board manufacturing capacity.

  The new line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 1 % per annum. The Company's previous line of credit accrued interest at prime plus 2%. All other terms of the new line of credit, except for various covenants, essentially remained the same. Under the terms of the new agreement, total borrowings under the line of credit will be limited to the lesser of $1,500,000 or 75% of eligible accounts receivable (as defined under the agreement). The Company is required to continue to (1) maintain a minimum tangible net worth of $2,600,000 as of September 30, 1998, $3,200,000 as of December 31, 1998, and $3,500,000 thereafter (2) maintain a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0, and (3) maintain a minimum debt service coverage of no less than 1.25 to
  1.0. The new line of credit expires in July, 1999.

  The Company has issued two notes in the aggregate amount of $2,038,000, which are collateralized by trust deeds of the Company's real property located in Carlsbad, California. The repayment of these notes is guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes are payable in aggregate monthly installments of approximately $19,000, including interest ranging from 7.5 to 9.5%.

  3.  DISCONTINUATION OF LEXIA SYSTEMS, INC.

  In December, 1996 the Board of Directors approved a plan to discontinue the operations of Lexia Systems, Inc. ("Lexia"). Lexia's operational results have been reclassified as discontinued operations for the respective years presented herein. Lexia's balance sheets have similarly been reclassified as net current liabilities of discontinued operations as of September 30, 1998 and March 31, 1998.

  Photomatrix shut down the operations of Lexia on September 30, 1998. Approximately $110,000 of reserves for discontinued operating losses were not required, contributing to income from discontinued operations for the quarter. In addition, Lexia has entered into a settlement with Fujitsu Computers Ltd. ("Fujitsu") regarding its disagreements over outstanding claims. Lexia had carried on its books accounts payable claims by Fujitsu in the amount of $341,000. Lexia has disputed these liabilities. Lexia has agreed to pay Fujitsu $200,000 over an eight month period as payment in full of all outstanding claims against Lexia, resulting in an additional $141,000 of income from discontinued operations for the quarter. Lexia also carries on its books accounts payable and unpaid rent claims by ICL, a sister company of Fujitsu, in the amount of $457,000. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.


  4.  BASIC AND DILUTED LOSS PER SHARE

  In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ('SFAS") No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 9,931,000 and 5,083,000, in the second quarters of fiscal years 1999 and 1998, respectively, and 8,209,000 and 5,083,000, in the six month periods ended September 30, 1998 and 1997, respectively. Diluted EPS reflects the potential dilution attributable to securities that could share in the earnings of the Company, similar to fully diluted EPS. Incremental shares from assumed conversions of options and warrants representing approximately 728,000 shares were used in computations of diluted earnings per share for the three months ended September 30, 1998. For the three month period ended September 30, 1998, outstanding options for the purchase of approximately 28,000 shares were not used in computations of diluted earnings per share because they were priced above market value as of September 30, 1998. For the six months ended September 30, 1998, options and warrants to purchase approximately 1,286,000 shares were not used in computations of diluted earnings per share because their effect was anti-dilutive. The adoption of SFAS No. 128 did not have a material effect on the Company's net income/loss per common share.


  5. ACQUISITION OF I-PAC MANUFACTURING, INC.

  On March 16, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization with I-PAC Manufacturing, Inc. The Agreement was approved by the shareholders of the Company on June 5, 1998, and the transaction closed on June 11, 1998. As a result of the Merger, the 8,500 outstanding shares of I-PAC Common Stock were exchanged for 4,848,000 shares of Photomatrix Common Stock and possibly an additional 4,652,000 shares of Photomatrix Common Stock in the event that I-PAC achieves certain performance milestones during a twelve month period commencing on July 1, 1998 or outstanding options to purchase Photomatrix Common Stock are exercised.

  The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of Photomatrix outstanding options and warrants will be treated in accordance with generally accepted accounting principles, in that any additional shares will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The $1,179,000 excess of the purchase price over the fair value of I-PAC's net assets will be amortized over a twenty year period.

  If the I-PAC transaction had been consummated at the beginning of fiscal year 1997, the Company's consolidated revenues, net income (loss) and net income
  (loss) per share for the quarter and six months ended September 30, 1998 and 1997 would have been:

                                          Quarter Ended September 30,            Six Months Ended September 30,
                                            1998                1997               1998                1997

  Revenues                               $3,071,000          $3,396,000        $ 4,900,000          $ 7,111,000
  Net Income (Loss)                      $  305,000          $   99,000        $  (918,000)         $  (169,000)
  Basic and Diluted EPS                  $     0.03          $     0.01        $    ( 0.09)         $    ( 0.02)

  6.  COMPREHENSIVE INCOME

  As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative translation adjustment to be included as a component of comprehensive income
  (loss) in addition to net income (loss) for the period. During the three months ended September 30, 1998 and 1997 total comprehensive income totaled $316,000 and $2,000, respectively, and during the six months ended September 30, 1998 and 1997, total comprehensive loss totaled $644,000 and $348,000, respectively.


  7.  ACQUISITION OF MGM TECHREP, INC.

  On July 1, 1998, the Company acquired the assets and business of MGM Techrep, Inc. ("MGM"). MGM, a private entity that is primarily owned by the officers and former owners of I-PAC, is a manufacturer's sales representative firm headquartered in Santa Ana, California. Established in 1994, MGM has been the primary sales rep firm in the Southern California area for I-PAC Manufacturing, Inc. ("I-PAC"). MGM also represents approximately 15 other companies engaged in the manufacture and distribution of a wide range of industrial products used in the manufacture and sale of electronic and related products.

  The Photomatrix acquisition included all contracts with MGM's principals, its customer list, all physical assets, and the MGM trade name. MGM retained existing liabilities and released its sales personnel to Photomatrix, and MGM's shareholders executed non-compete agreements with respect to the sales rep business. The purchase price of the transaction will be determined primarily on an earn-out basis by a declining percentage (75% in the first year, 50% in the second year and 25% in the final year following the closing date) of the commissions earned over a three-year period by MGM on sales involving its existing principals and customers as of the time of purchase by Photomatrix. During the three months ended September 30, 1998, the Company recorded approximately $43,000 of goodwill related to these earn-out accruals. No payments will be due to MGM for principals or customer accounts added after the closing date. In addition, I-PAC forgave approximately $18,000 of amounts due from MGM as of the closing date.

  Consistent with the provisions of the Photomatrix-I-PAC merger agreement, this related party transaction was reviewed and approved by the outside directors on the Audit Committee of the Photomatrix Board of Directors.

  8.  EMPLOYEE STOCK PURCHASE PLAN

  On June 5, 1998 the Board of Directors authorized the Photomatrix Employee Stock Purchase Plan and authorized the purchase of up to $250,000 of Photomatrix common stock for the plan on the open market. The purpose of the Purchase Plan is to serve as an incentive to and to encourage stock ownership by eligible employees of the Company so that they may acquire or increase their proprietary interest in the success of the Company and to encourage them to remain in the service of the Company.

  All full-time employees of the Company who have been in the continuous employment of the Company for more than six months are eligible to participate in the Purchase Plan, provided that no employee may be granted the right to purchase stock under the Purchase Plan if, immediately after the right to purchase such stock is granted, such employee owns stock possessing 5% or more of the total combined voting power or value of all classes of the Company's stock. The option price will be determined by the Company, provided that it will be equal to or greater than 85% of the fair value of the Company's common stock on the date the option is granted. Each participating employee may elect to contribute to the Purchase Plan up to the lesser of $8,000 or 10% of his or her base compensation during each calendar year.

  A total of 750,000 shares of stock are available for purchase under the Purchase Plan, subject to adjustment for various changes in the capitalization of the Company.


  9.  EXPIRATION OF DEBT

  During the quarter ended September 30, 1998, the Company recorded the cancellation of a $227,000 long term liability due a lender/customer. This long term liability was previously assumed by the Company in connection with the acquisition of I-PAC. Under terms of the agreement, the liability was only to be repaid if sales were to be made to the lender prior to September 5, 1998 at a rate of 40% of the non-material component of any such sales. As of September 5, 1998, the $227,000 liability expired and all underlying security interest was released under terms of the agreement. The Company has recorded the expiration of the note as a reduction to goodwill related to the purchase of I-PAC.


  10. RELATED PARTY TRANSACTIONS

  During the quarter ended September 30, 1998 the Company paid approximately $111,000 to Evergreen Investments, a company owned by William L. Grivas, Photomatrix Chairman and major shareholder, and Patrick W. Moore, Photomatrix Chief Executive Officer and major shareholder. Of this amount, approximately $43,000 was for S Corp distributions intended to cover personal tax liabilities of the former I-PAC shareholders for calendar year 1997, approximately $34,000 was for pre-merger management fees, and another $34,000 was for pre-acquisition commission payments due MGM TechRep. In addition, the Company paid approximately $26,000 to Sullivan, Hill, Lewin, Rez, Engle and LaBazzo, a law firm in which James P. Hill, a director and major shareholder, is a partner. The Company also received approximately $1,000 from Keystone Gaming, a company in which Patrick Moore has a minority interest. At September 30, 1998, the Company had accrued approximately $33,000 in amounts due to former shareholders of I-PAC for S Corp distributions intended to cover personal tax liabilities for calendar year 1997, approximately $33,000 in legal fees due to Sullivan, Hill, Lewin, Rez, Engle and LaBazzo and advances totaling approximately $8,000 due from William Grivas and Patrick Moore.

  As mentioned in Note 2, certain shareholders of the Company have guaranteed approximately $2,015,000 of the Company's debt at September 30, 1998. In addition, the Company has guaranteed approximately $117,000 of debt of the same shareholders.

  Claudia Fullerton, who is the wife of Patrick Moore, is employed by the Company as its Director of Administration at an annual salary of $54,000. William Grivas, Jr., who is the son of William Grivas, is employed by the Company as an account representative at an annual salary of $30,000.

  All related party transactions are reviewed and approved by the Audit Committee of the Board of Directors.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


  Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and unaudited notes to consolidated financial statements included elsewhere herein.


  Three months ended September 30, 1998 compared to the three months ended September 30, 1997

  On June 5, 1998, the Company acquired I-PAC and on July 1, 1998, the Company acquired MGM. Both acquisitions were treated as purchases for accounting and financial reporting purposes. Under the purchase method of accounting, the results of operations of the acquired companies are combined with those of the Company at the date of acquisition. Accordingly, the three month period ended September 30, 1998, represents the first full quarter reflecting the combined operations of the Company, I-PAC and MGM.

  Consolidated revenues for the quarter ended September 30, 1998 increased $783,000 or 34.2% to $3,071,000 from $2,288,000 for the quarter ended
  September 30, 1997. The increase is primarily attributable to the inclusion of three months of Electronic Manufacturing Services ("EMS") revenues of both I-PAC and MGM. Imaging Products revenues in the quarter ended September 30, 1998 decreased by approximately $350,000 due to approximately $100,000 decrease in foreign document scanner sales and $250,00 decrease in duplicator repair and spare parts sales.

  Consolidated gross margin for the quarter ended September 30, 1998 increased $335,000 or 69.1% to $1,175,000 from $840,000 for the quarter ended September 30, 1997. This increase is also primarily attributable to the inclusion of three months of EMS gross profit of I-PAC. Likewise, gross margin as a percent of revenues increased 1.6% to 38.3% from 36.7% for the quarter ended September 30, 1997. The increase was primarily attributable to the cost savings anticipated with the merger, together with the Imaging Products sales of the new 9600 document scanner systems, which carry increased margins over our previous product offerings.

  Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 1998 included three months of expenses of both I-PAC and MGM and as a result, increased $195,000 or 26.3% to $936,000 from $741,000 for the quarter ended September 30, 1997. As a percent of revenues, SG&A for the quarter ended September 30, 1998 decreased to 30.5% from 32.4% for the quarter ended September 30, 1997. Offsetting the increase in costs resulting from the inclusion of three months of costs from I-PAC and MGM were reductions in costs due to the elimination of duplicated functions.

  Research and development expenses for the quarter ended September 30, 1998 decreased $12,000 or 6.9% to $161,000 from $173,000 for the quarter ended September 30, 1997. As a percent of revenues, research and development costs decreased to 5.2% in the current quarter from 7.6% for the quarter ended September 30, 1997. No expenditures were capitalized during the quarter ended September 30, 1998 due to continuing emphasis upon scanner development, including the development of a new mid-range scanner. During the quarter ended September 30, 1997 product development spending was $189,000, and $16,000 of expenditures were capitalized because they related to technologically feasible software development projects. The overall reduction in product development spending was primarily the result of reductions in materials and rework.

  Approximately $42,000 of the $223,000 reserves for moving and facility relocation costs recorded in the quarter ended June 30, 1998 were not required, resulting in a credit of $42,000 in facility relocation costs in the quarter ended September 30, 1998.

  Other expense was $66,000 for the quarter ended September 30, 1998, compared to income of $89,000 for the quarter ended September 30, 1997. The current quarter net expense is primarily comprised of interest expense related to I-PAC mortgages and the line of credit, compared to income of $100,000 from the sale of an unused trademark during the quarter ended September 30, 1997. Interest expense increased $68,000, which reflects the addition of the interest on the mortgage for the Carlsbad facility for three months, as well as increased borrowings related to the line of credit.

  There was no provision for income taxes booked in the three months ended September 30, 1998, the same as in the three months ended September 30, 1997, because of the effects of net operating loss carry forwards.

  Photomatrix shut down the operations of its subsidiary Lexia Systems, Inc. ("Lexia") on September 30, 1998. Approximately $110,000 of reserves for discontinued operating losses were not required, contributing to income from discontinued operations for the quarter. In addition, Lexia has entered into a settlement with Fujitsu Computers Ltd. ("Fujitsu") regarding its disagreements over outstanding claims. Lexia had carried on its books accounts payable claims by Fujitsu in the amount of approximately $341,000. Lexia had disputed these liabilities. Lexia has agreed to pay Fujitsu $200,000 over an eight month period as payment in full of all outstanding claims against Lexia, resulting in an additional $141,000 income from discontinued operations for the quarter. Lexia also carries on its books accounts payable and unpaid rent claims by ICL, a sister company of Fujitsu, in the amount of $445,000. Lexia disputes that any liability exists with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

  The net effect of the increases in gross margin and other income coupled with the decrease in research and development expenses, together with the increases in interest expense and selling, general and administrative expenses, resulted in net income from continuing operations for the quarter ended September 30, 1998 of $54,000 or $0.01 per share. The addition of income from discontinued operations of $251,000 or $0.02 per share resulted in net income of $305,000 or $0.03 per share. This compares to net income of $15,000 or $0.00 per share for the quarter ended September 30, 1997.

  Six months ended September 30, 1998 compared to the six months ended September 30, 1997

  During the quarter ended June 30, 1998, the Company completed the move of its operations into I-PAC's facility located in Carlsbad, California. As expected, this move was disruptive and resulted in certain operating inefficiencies.

  Consolidated revenues in the six months ended September 30, 1998 decreased $196,000 or 4.3% to $4,363,000 from $4,559,000 in the six months ended
  September 30, 1997. This decline was primarily attributable to disappointing Imaging Product revenues of the first quarter. The increase in revenue attributable to the newly acquired EMS operations was not enough to overcome this reduction.

  Consolidated gross margin in the six months ended September 30, 1998 decreased $68,000 or 4.2% to $1,525,000 from $1,593,000 in the six months ended
  September 30, 1997. The overall 35.0% gross margin during the six months just ended was slightly higher than the 34.9% gross margin percentage for the same period of the prior year. Favorable gross margins of the second quarter offset lower margins due to the low volume transitional quarter of pre-merger operations for the Company.

  Selling, general and administrative expenses ("SG&A") in the six months ended September 30, 1998 increased $85,000 or 5.1% to $1,751,000 from $1,666,000 in the six months ended September 30, 1997. These increases were primarily the result of the inclusion of four months of I-PAC expenses and three months of MGM expenses, offset by the reduction of costs resulting from the elimination of the duplication of functions as a result of the merger. As a percent of revenue, SG&A in the six months ended September 30, 1998 increased to 40.1% from

  36.5% in the six months ended September 30, 1997, primarily as a result of the abnormally low revenues during the first quarter.

  Research and development expenses in the six months ended September 30, 1998 increased by $22,000 or 6.2% to $376,000 from $354,000 in the six months ended September 30, 1997. As a percentage of revenue, research and development expenses increased slightly, 0.8 percentage points to 8.6% from 7.8% for the six months ended September 30, 1997. No expenditures were capitalized during the six months ended September 30, 1998 as an emphasis was placed upon scanner development, including the development of a new mid-range scanner. During the previous six months ended September 30, 1997 product development spending totaled $438,000, and $84,000 of expenditures were capitalized because they related to technologically feasible software development projects.

  The Company incurred approximately $181,000 in facility consolidation and relocation cost as a result of moving its Sorrento Valley Imaging Products operations into the I-PAC owned facilities in Carlsbad, California.

  Other expense was $117,000 in the six months ended September 30, 1998 compares to income of $97,000 in the six months ended September 30, 1997. This change reflects a $94,000 increase in interest expense in the current six months compared to income of $100,000 on the sale of a trademark in the six months that ended September 30, 1997.

  There was no provision for income taxes booked in the six months ended September 30, 1998, the same as in the six months ended September 30, 1997, because of the effects of net operating loss carry forwards.

  The net effect of the increases in SG&A and research and development costs and decreases in gross margin and other income resulted in an increase in the loss from continuing operations between years of $570,000, to $(900,000) in the six months ended September 30, 1998, or $(0.11) per share, compared to $(330,000) or $(0.06) per share in the six months ended September 30, 1997. There was income from discontinued operations in the current six months ended September 30, 1998 of $251,000, or $0.03 per share, compared to no income or loss from discontinued operations in the six months ended September 30, 1997. The results were a net loss of $(649,000) or $(0.08) in the current six months period compared to a loss of $(330,000) or $(0.06) in the prior six months period.


                         Liquidity and Capital Resources

  Recent and Future Sources of and Demands on Liquidity and Capital Resources

  During the six months ended September 30, 1998, the Company's primary sources of liquidity were from a reduction to accounts receivable ($356,000), increase in accounts payable ($39,000), proceeds from the disposal of capital assets ($20,000), decrease in other assets ($34,000), proceeds from line of credit net of repayments ($159,000), the effects of exchange rates on cash ($5,000), reduction in cost of acquisition ($35,000) and cash provided by discontinued operations ($36,000). During the same period the primary uses of liquidity were a net loss net of noncash charges ($462,000), increase to prepaid expenses and other assets ($56,000), reduction in accrued liabilities ($445,000), reduction in customer deposits ($154,000), capital asset expenditures ($528,000), and repayments on notes payable and other obligations ($130,000). As a result of these sources and uses of liquidity during the six months ended September 30, 1998 as described above, the Company's cash and cash equivalents balance decreased $1,091,000 or 81.3%, to $251,000 from $1,342,000.

  In July, 1998 the Company entered into a new $2,100,000 credit facility with its bank that includes a $1,500,000 line of credit and a $600,000 term loan. The outstanding balances under these loans as of September 30, 1998 was $1,316,000. The new line of credit will accrue interest on outstanding borrowings at the bank's prime rate plus 1 % per annum. Under the terms of the new agreement, total borrowings under the line of credit will be limited to the lesser of $1,500,000 or 75% of eligible accounts receivable (as defined under the agreement). The Company is required to (1) maintain a minimum tangible net worth of $2,600,000 as of September 30, 1998, $3,200,000 as of December 31, 1998, and $3,500,000 thereafter (2) maintain a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0, and (3) maintain a minimum debt service coverage of no less than 1.25 to 1.0. The new line of credit expires in July, 1999. Based on September 30, 1998 financial data, the Company was in compliance with all of these covenants.

  The Company has issued two notes in the aggregate amount of $2,038,000, which are collateralized by the trust deeds of the Company's real property located in Carlsbad, California. The repayment of these notes is guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes are payable in aggregate monthly installments of approximately $19,000, including interest ranging from 7.5 to 9.5%.

  The Company is obligated under a series of notes payable totaling $294,000 as of September 30, 1998. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. As of September 30, 1998 all payments were current.

  The Company also has certain equipment notes in the aggregate amount of $50,000 with interest rates varying between 11% and 26.6% with final payments due between 2000 and 2005. These notes are collateralized by equipment.

  During September 1998, The Company's wholly-owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and will begin making payments against this liability in November, 1998 with the final payment due to Fujitsu in June, 1999. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at September 30, 1998. These liabilities are classified under net liabilities of discontinued operations. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

  The Company's sources of future short-term liquidity are its cash balance of $251,000 as of September 30, 1998 and the $784,000 unused amount of its new $2.1 million credit facility with its bank. Availability under the line of credit can be further limited based upon the balance of eligible accounts receivable as described above. As of September 30, 1998, the availability of the line of credit was limited to $1,135,000, based upon eligible accounts receivable as of that date.

  The Company is currently obligated as a guarantor under an assignment agreement of a lease in the amount of approximately $20,000 per month through September, 2002. The Company is also obligated to pay approximately $8,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

  The Company is concentrating on increasing its sales and improving its gross margins. Management believes that, as a result of its recent mergers with I-PAC and MGM, combined with its relocation and consolidation of its operations into the I-PAC facility, the Company will have sufficient cash from operations and other resources (including the availability under the Company's line of credit) to fund operations of the combined company for the next twelve months.

                                    Year 2000

  The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software and hardware failures. The Company is in process of reviewing its information technology systems and non-information technology systems with embedded technology applications, addressing Year 2000 risks, and believes it will resolve any such risks in a timely manner. In addition, during the quarter ended December 31, 1998, the Company plans to begin a process of contacting its critical business partners to reasonably assure that they are adequately prepared. The Company has determined that its products are fully Year 2000 compliant.

  Although the Company has not yet completed its assessment of the scope of the Year 2000 issues facing its systems and programs, in connection with the recent merger it is currently developing plans to convert much of its in-house software. Year 2000 issues will be considered in connection with this software conversion project. In addition, the

  Company plans to evaluate every piece of equipment in its facilities. Equipment that is non-compliant will be brought into compliance, replaced or taken out of service.

  The Company plans on developing contingency plans to address Year 2000 issues that do arise. As part of its Year 2000 compliance program, the Company plans to identify alternate vendor sources for vendors who do not respond to our questionnaires or who appear to not be in compliance. Although no assurance can be made, given the nature of its major customers, the Company does not expect that it will encounter significant problems with respect to customer compliance with Year 2000 issues.

  The currently the Company does not have an estimate of costs associated with these efforts, but does not believe them to be significant. However, the Company could be adversely impacted if its suppliers or customers do not make the necessary changes to their own systems and products successfully and in a timely manner, or if regional infrastructure failures occur as a consequence of Year 2000 problems.

  The SEC's recent guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenario. The Company believes that the most likely worst case scenario is that the Company will have to add additional staff and/or reassign existing staff and/or acquire additional equipment or software during the time period leading up to and immediately following December 31, 1999, in order to address Year 2000 issues that unexpectedly arise.

                          New Accounting Pronouncements

  In September 1997, the Financial Accounting Standards Board issued SFAS 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This accounting statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. This accounting statement shall be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. At this time, the Company does not believe that this accounting statement will have a significant impact on its financial position or results of operations for the year ending March 31, 1999.


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

         None

  Item 5.

      Other Information

        None



   Item 6.   Exhibits and Reports on Form 8-K

   a.   Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

   b.   Exhibits


   10.44                   Stock Option Agreement-Patrick W. Moore
   10.45                   Stock Option Agreement-William L. Grivas
   10.46                   Employee Stock Purchase Plan
   10.47                   MGM TechRep Asset Transfer Agreement
   27                      Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PHOTOMATRIX  INC.



   Date: November 3, 1998                   by  /s/ William L. Grivas
                                               -------------------------------
                                               William L. Grivas
                                               Chairman of the Board

   Date: November 3, 1998                   by  /s/ Patrick W. Moore
                                               -------------------------------
                                               Patrick W. Moore
                                               Chief Executive Officer

   Date: November 3, 1998                   by  /s/ Roy L. Gayhart
                                               -------------------------------
                                               Roy L. Gayhart
                                               Chief Financial Officer

   Date: November 3, 1998                   by  /s/ Charles H. Frady
                                               -------------------------------
                                               Charles H. Frady
                                               Controller