Form 10QSB
period 1998-12-31
PHOTOMATRIX INC/ CA
filed 1999-02-16
CIK 814427

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1998

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______  to_______ .

                        Commission file number 0-16055

                              PHOTOMATRIX, INC.

     (Exact name of small business issuer as specified in its charter)



California                                                           95-3267788
-------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

1958 Kellogg Avenue, Carlsbad, California                                 92008
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                (760) 431-4999
-------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
      ---              ---

At December 31, 1998, 10,031,000 shares of the Common Stock of Photomatrix, Inc. were outstanding.


Transitional Small Business Disclosure Format.

Yes    X         No
      ---              ---

                                       INDEX

                                 PHOTOMATRIX, INC.

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1:   FINANCIAL STATEMENTS

          Consolidated condensed balance sheets as of  December 31, 1998
               (unaudited) and March 31, 1998                                2

          Unaudited consolidated condensed statements of operations for the three months and nine months ended December 31, 1998
               and December 31, 1997                                         3

          Unaudited consolidated condensed statements of cash flows for the nine months ended December 31, 1998 and December 31,
               1997                                                          4

          Unaudited notes to consolidated condensed financial statements     5


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          11


PART II - OTHER INFORMATION
---------------------------

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                                   16

SIGNATURES                                                                  17

Part 1 - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                                PHOTOMATRIX, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                        DECEMBER 31,            MARCH 31,
                                                                                           1998                    1998
                                                                                    ---------------------  ---------------------
                                     ASSETS                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                       $           585,000    $         1,342,000
     Accounts and notes receivable, net of allowances of
          $281,000 and $142,000, respectively                                                  2,438,000              1,625,000
     Inventories                                                                               3,272,000              2,171,000
     Prepaid expenses and other                                                                  267,000                 98,000
                                                                                    ---------------------  ---------------------
          Total current assets                                                                 6,562,000              5,236,000

Net property, plant and equipment                                                              5,124,000                547,000
Net intangible assets                                                                          2,349,000              1,287,000
Other assets                                                                                      91,000                125,000

                                                                                    ---------------------  ---------------------
                                                                                     $        14,126,000    $         7,195,000
                                                                                    ---------------------  ---------------------
                                                                                    ---------------------  ---------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                                           $        1,717,000     $               -
     Accounts payable                                                                          2,118,000                502,000
     Accrued liabilities and other                                                               766,000                746,000
     Customer deposits                                                                           438,000                409,000
     Current portion of long-term debt                                                           386,000                162,000
     Net current liabilities of discontinued operations                                          679,000              1,113,000
                                                                                    ---------------------  ---------------------
          Total current liabilities                                                            6,104,000              2,932,000

Long term debt and other                                                                       3,050,000                 26,000
Notes payable to related parties, long term                                                       79,000                213,000

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, 3,173,000 shares authorized                                                      -                      -
     Common stock, no par value, 30,000,000 shares authorized;
          10,031,000 shares and 5,083,000 shares issued and outstanding
          at December 31, 1998 and March 31, 1998, respectively                               21,490,000             19,351,000
     Additional paid-in capital                                                                   30,000                      -
     Deficit                                                                                 (16,769,000)           (15,480,000)
     Accumulated other comprehensive income                                                      142,000                153,000
                                                                                    ---------------------  ---------------------

          Total stockholders' equity                                                           4,893,000              4,024,000
                                                                                    ---------------------  ---------------------

                                                                                     $        14,126,000    $         7,195,000
                                                                                    ---------------------  ---------------------
                                                                                    ---------------------  ---------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

                                PHOTOMATRIX, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             DECEMBER 31,                        DECEMBER 31,
                                                       1998               1997              1998              1997
                                                ----------------   -----------------  ----------------  ----------------
Revenues                                         $    2,768,000     $     1,518,000    $    7,131,000    $    6,076,000

Cost of revenues                                      2,039,000           1,003,000         4,877,000         3,968,000
                                                ----------------   -----------------  ----------------  ----------------

Gross profit                                            729,000             515,000         2,254,000         2,108,000

Operating expenses:
     Selling, general and administrative              1,246,000             711,000         2,997,000         2,376,000
     Research and development                           217,000             226,000           593,000           580,000
     Facility consolidation and relocation                    -                   -           181,000                 -
     Write-off of capitalized software                        -             366,000                 -           366,000
                                                ----------------   -----------------  ----------------  ----------------
          Total operating expenses                    1,463,000           1,303,000         3,771,000         3,322,000
                                                ----------------   -----------------  ----------------  ----------------

Operating loss                                         (734,000)           (788,000)       (1,517,000)       (1,214,000)

     Other income (expense), net                        (67,000)            (10,000)         (184,000)           87,000
                                                ----------------   -----------------  ----------------  ----------------

Net loss from continuing operations                    (801,000)           (798,000)       (1,701,000)       (1,127,000)

Income from discontinued operations                     161,000                   -           412,000                 -
                                                ----------------   -----------------  ----------------  ----------------

Net loss                                         $     (640,000)    $      (798,000)   $   (1,289,000)   $   (1,127,000)
                                                ----------------   -----------------  ----------------  ----------------
                                                ----------------   -----------------  ----------------  ----------------

Basic and diluted net loss per common share:
     Continuing operations                       $        (0.08)    $         (0.16)   $        (0.19)   $        (0.22)
     Discontinued operations                     $         0.02     $             -    $         0.04    $            -
                                                ----------------   -----------------  ----------------  ----------------
     Net loss                                    $        (0.06)    $         (0.16)   $        (0.15)   $        (0.22)
                                                ----------------   -----------------  ----------------  ----------------
                                                ----------------   -----------------  ----------------  ----------------

Weighted average number of common
     shares outstanding                               9,965,000           5,083,000         8,797,000         5,083,000
                                                ----------------   -----------------  ----------------  ----------------
                                                ----------------   -----------------  ----------------  ----------------

See accompanying Notes to Consolidated Condensed Financial Statements.

                                PHOTOMATRIX, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                        1998                   1997
                                                                              ---------------------  ---------------------
Operating activities:
       Net loss from continuing operations                                     $        (1,701,000)   $        (1,127,000)
       Adjustments:
            Depreciation and amortization                                                  637,000                688,000
            Write-off of capitalized software                                                    -                366,000
            Loss on disposal of property and equipment                                      13,000                      -
            Other expense not requiring cash                                                30,000                      -
            Change in assets and liabilities, net of effect from acquisitions:
                 Accounts receivable                                                       168,000                516,000
                 Inventories                                                              (120,000)              (395,000)
                 Prepaid expenses and other                                                (82,000)               (10,000)
                 Accounts payable                                                          711,000               (328,000)
                 Accrued liabilities and other                                            (204,000)                44,000
                 Customer deposits                                                          29,000               (162,000)
                                                                              ---------------------  ---------------------
       Cash used in continuing operations                                                 (519,000)              (408,000)
       Cash (used in) provided by discontinued operations                                  (22,000)               848,000
                                                                              ---------------------  ---------------------
Cash (used in) provided by operations                                                     (541,000)               440,000
                                                                              ---------------------  ---------------------

Investing activities:
       Capital expenditures                                                               (441,000)                   -
       Acquisitions, net of cash received                                                 (193,000)                   -
       Proceeds from disposal of capital asset                                              20,000                 38,000
                                                                              ---------------------  ---------------------
Cash (used in) provided by investing activities                                           (614,000)                38,000
                                                                              ---------------------  ---------------------

Financing activities:
       Proceeds from short term borrowings, net of repayments                            1,034,000                    -
       Payments of notes payable                                                           (32,000)              (113,000)
       Decrease in long term debt and other                                               (593,000)                (7,000)
                                                                              ---------------------  ---------------------
Cash provided by (used in) financing activities                                            409,000               (120,000)
                                                                              ---------------------  ---------------------

Effect of exchange rates on cash                                                           (11,000)                (5,000)
                                                                              ---------------------  ---------------------

(Decrease) increase in cash and cash equivalents                                          (757,000)               353,000

Cash and cash equivalents at beginning of period                                         1,342,000                812,000
                                                                              ---------------------  ---------------------

Cash and cash equivalents at end of period                                     $           585,000    $         1,165,000
                                                                              ---------------------  ---------------------
                                                                              ---------------------  ---------------------

See accompanying Notes to Consolidated Condensed Financial Statements.

                                 PHOTOMATRIX, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   GENERAL

The accompanying unaudited consolidated condensed financial statements reflect the accounts of Photomatrix, Inc. (the "Company"), together with its subsidiaries. All significant intercompany accounts and transactions and balances have been eliminated. The interim financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations and financial position and cash flows as of the dates and for the periods presented. These unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 1998. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

Certain prior year amounts have been reclassified to conform to the current-year presentation.


2.   ACQUISITION OF I-PAC MANUFACTURING, INC.

On March 16, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization ("the Agreement" and "the Merger") with I-PAC Manufacturing, Inc. ("I-PAC"). The Agreement was approved by the shareholders of the Company on June 5, 1998, and the transaction closed on June 11, 1998. As a result of the Merger, 8,500 outstanding shares of I-PAC Common Stock were exchanged for 4,848,000 shares of Photomatrix Common Stock and possibly an additional 4,652,000 shares of Photomatrix Common Stock in the event that I-PAC achieves certain performance milestones during a twelve month period commencing on July 1, 1998 or outstanding options to purchase Photomatrix Common Stock are exercised. This transaction resulted in an increase in the number of outstanding shares of Photomatrix common stock from 5,083,000 to 9,931,000.

The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of Photomatrix outstanding options and warrants will be treated in accordance with generally accepted accounting principles, in that any additional shares will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The $1,179,000 excess of the purchase price over the fair value of I-PAC's net assets is being amortized over a twenty year period.

If the I-PAC transaction had been consummated at the beginning of fiscal year 1997, the Company's consolidated revenues, net loss and net loss per share for the quarter and nine months ended December 31, 1998 and 1997 would have been:

                        Quarter Ended      Nine Months Ended December 31,
                         December 31,   ----------------------------------
                            1997           1998                 1997
                            ----           ----                 ----
 Revenues                $2,625,000     $ 7,668,000         $10,548,000
 Net Loss                $ (698,000)    $(1,490,000)        $  (525,000)
 Basic and Diluted EPS   $  (0.07)      $   (0.15)          $   (0.05)

These pro forma results may not be indicative of the results of operations that would have been reported if the transactions had occurred as of these dates, or which may be reported in the future.

3.   ACQUISITION OF NATIONAL METAL TECHNOLOGIES

On December 18, 1998 the Company entered into an Agreement to acquire certain assets and the business operations of Greene International West, Inc., ("GIW") a metal stamping company located in Oceanside, California. GIW recently emerged from a Chapter 11 Federal Bankruptcy proceeding, which was canceled through the infusion of new capital funds from its major shareholders. The new operation has been incorporated as a wholly owned subsidiary of the Company named National Metal Technologies ("NMT").

Under the terms of the agreement, NMT will pay a total of $500,000, comprised of a down payment of $150,000 satisfied by the issuance of 75,000 shares of Photomatrix common stock valued at $2.00 per share and a five year note in the amount of $350,000, for the purchase of GIW's customer list, supplier registrations, contract backlog, proprietary trade data, rights to hire employees and general intangibles of GIW. Future note payments may be made in a combination of Photomatrix stock and cash at the election of the parties. In addition, NMT agreed to enter into a capital lease of GIW equipment, with a bargain purchase option to purchase the equipment for $490,000 at the end of the one year period. The first year rental payments under the equipment lease will be satisfied with the issuance of 25,000 shares of Photomatrix common stock valued at $2.00 per share. Photomatrix agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for these initial shares issued for the first year's payments on the note and the equipment lease. National Metal Technologies also entered into a fifteen year lease of the 80,000 square foot facility housing the metal stamping operation, under terms that provide rent abatemements for the first three years of the facility lease. NMT also agreed to purchase GIW's accounts receivable and usable inventory, and pay certain royalties (1.75% of sales to existing customers) over a three year period. All royalties are payable in stock or cash, at Photomatrix's election. The proposed merger resulted in increasing the number of outstanding shares of Photomatrix common stock from 9,931,000 to 10,031,000, with the possibility of additional shares being issued in the future in lieu of cash payments.

The transaction was accounted for as a purchase by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the acquisition, the results of operations of the new entity were combined with those of the Company, and its assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The $9,000 excess of the purchase price over the fair value of NMT's net assets is being amortized over a twenty year period.

4.   ACQUISITION OF AMCRAFT

On November 27, 1998 the Company entered into an agreement to acquire certain assets and the business operations of Amcraft, Inc., a precision metal machining company located in Carlsbad, California. The new operation has been incorporated as a wholly owned subsidiary of the Company named I-PAC Precision Machining, Inc., and doing business as Amcraft.

I-PAC acquired the business assets of Amcraft out of an assignment for the benefit of creditors proceeding. Under the terms of the purchase, I-PAC paid a total of $20,000 for the purchase of work-in-process inventory, miscellaneous equipment, customer list and backlog, rights to hire employees and the business name of Amcraft. I-PAC also entered into lease commitments of approximately $450,000 primarily of CNC precision machining equipment which had previously been used by Amcraft. In addition, I-PAC will lease the current

10,000 square foot facility occupied by Amcraft through April of 1999, at which time the precision metal machining operation will be relocated to the newly acquired NMT facility located in Oceanside, California.

The transaction was accounted for as a purchase by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the acquisition, the results of operations of the new entity were combined with those of the Company, and its assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price was comprised of acquisition costs and was allocated among the assets acquired and the liabilities assumed. The $1,000 excess of the purchase price over the fair value of Amcraft assets is being amortized over a twenty year period.

5.   ACQUISITION OF MGM TECHREP, INC.

On July 1, 1998, the Company acquired the assets and business of MGM Techrep, Inc. ("MGM"). MGM, a private entity that is primarily owned by the officers and former owners of I-PAC, was a manufacturer's sales representative firm headquartered in Santa Ana, California. Established in 1994, MGM has been the primary sales rep firm in the Southern California area for I-PAC Manufacturing, Inc. ("I-PAC"). MGM also represents approximately 15 other companies engaged in the manufacture and distribution of a wide range of industrial products used in the manufacture and sale of electronic and related products.

The new operation has been incorporated as a wholly owned subsidiary of the Company named PHRX Rep Co. The Photomatrix acquisition included all contracts with MGM's principals, its customer list, all physical assets, and the MGM trade name. MGM retained existing liabilities and released its sales personnel to Photomatrix, and MGM's shareholders executed non-compete agreements with respect to the sales rep business.

The transaction was accounted for as a purchase by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the acquisition, the results of operations of the new entity were combined with those of the Company, and its assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price of the transaction will be determined primarily on an earn-out basis by a declining percentage (75% in the first year, 50% in the second year and 25% in the final year following the closing date) of the commissions earned over a three-year period by PHRX Rep Co. on sales involving MGM's existing principals and customers as of the time of purchase by Photomatrix. During the three months ended December 31, 1998, the Company recorded approximately $41,000 as purchase price related to these earn-out accruals. No payments will be due to MGM for principals or customer accounts added after the closing date. In addition, I-PAC forgave approximately $18,000 of amounts due from MGM as of the closing date. The $81,000 excess of the purchase price over the fair value of Amcraft assets as of December 31, 1998 is being amortized over a twenty year period.

Consistent with the provisions of the Photomatrix-I-PAC merger agreement, this related party transaction was reviewed and approved by the outside directors on the Audit Committee of the Photomatrix Board of Directors.

6.   DISCONTINUED OPERATIONS

LEXIA SYSTEMS, INC.
In December, 1996 the Board of Directors approved a plan to discontinue the
operations of Lexia Systems, Inc. ("Lexia").   Lexia's operational results have
been reclassified as discontinued operations for the respective periods presented herein. Lexia's balance sheets have similarly been reclassified as net current liabilities of discontinued operations as of December 31, 1998 and March 31, 1998.

Photomatrix shut down the operations of Lexia on September 30, 1998. Approximately $140,000 of accruals for estimated losses to dispose were not required, contributing to income from discontinued operations for the quarter and $391,000 for the nine months ended December 31, 1998. In addition, Lexia also carries on its books accounts payable and unpaid rent claims by ICL, a sister company of Fujitsu, in the amount of $457,000. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses.

There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

XSCRIBE LEGAL SYSTEMS, INC.
In July 1996, the Company sold certain assets and liabilities related to its computer-aided transcription business. The Company retained rights to certain assets, including receivables from leasing companies due Xscribe Legal Systems, Inc. ("XLS") under certain agreements. During the quarter the Company reached settlement on amounts due XLS from these leasing companies resulting in income of approximately $21,000.

7.   CREDIT FACILITIES

As of December 31, 1998, the Company was obligated under a $2,100,000 credit facility with its bank that included a $1,500,000 line of credit and a $600,000 term loan. The aggregate outstanding balance under these loans as of December 31, 1998 was $1,717,000.

Under the terms of the new agreement, total borrowings under the line of credit are limited to the lesser of $1,500,000 or 70% of eligible accounts receivable (as defined under the agreement). The Company is required to continue to (1) maintain a minimum tangible net worth of $3,200,000 as of December 31, 1998, and $3,500,000 thereafter (2) maintain a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0, and (3) maintain a minimum debt service coverage of no less than 1.25 to 1.0. The new line of credit expires in July, 1999. Based on December 31, 1998 financial data, the Company was not in compliance with these covenants. The bank has agreed to forebear from taking adverse action until April 15, 1999, subject to the Company fulfilling certain reporting and other conditions, including entering into discussions with alternative lenders to replace the bank's credit facilities. Accordingly the amount due under the term loan portion of this credit facility has been reclassified as a current liability as of December 31, 1998.

The Company has issued two notes in the aggregate amount of $1,989,000, which are collateralized by trust deeds of the Company's real property located in Carlsbad, California. The repayment of these notes is guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes are payable in aggregate monthly installments of approximately $18,000, including interest ranging from 7.5% to 9.5%.

8.   EXPIRATION OF DEBT

During the nine months ended December 31, 1998, the Company recorded the cancellation of a $227,000 long term liability due a lender/customer. This long term liability was previously assumed by the Company in connection with the acquisition of I-PAC. Under terms of the agreement, the liability was only to be repaid if sales were to be made to the lender prior to September 5, 1998 at a rate of 40% of the non-material component of any such sales. As of September 5, 1998, the $227,000 liability expired and all underlying security interest was released under terms of the agreement. The Company has recorded the expiration of the note as a reduction to goodwill related to the purchase of I-PAC.

9.   BASIC AND DILUTED LOSS PER SHARE

The weighted average number of common shares outstanding used in computing basic earnings per share ("EPS") was 9,965,000 and 5,083,000, for the three months ended December 31, 1998 and 1997, respectively, and 8,797,000 and 5,083,000, in the nine months ended December 31, 1998 and 1997, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Options and warrants representing approximately 1,645,000 and 893,000 shares were excluded from the computations of net loss per common share for the three months ended December 31, 1998 and 1997, respectively, and for the nine months ended December 31, 1998 and 1997, respectively, as their effect is antidilutive.

10.  COMPREHENSIVE INCOME

As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative translation adjustment to be included as a component of comprehensive income
(loss) in addition to net income (loss) for the period. During the three months ended December 31, 1998 and 1997 total comprehensive loss totaled $656,000 and $785,000, respectively, and during the nine months ended December 31, 1998 and 1997, total comprehensive loss totaled $1,300,000 and $1,133,000, respectively.

11.  EMPLOYEE STOCK PURCHASE PLAN

On June 5, 1998 the Board of Directors authorized the Photomatrix Employee Stock Purchase Plan (the "Purchase Plan") and authorized the purchase of up to $250,000 of Photomatrix common stock for the Purchase Plan on the open market. The purpose of the Purchase Plan is to serve as an incentive to and to encourage stock ownership by eligible employees of the Company so that they may acquire or increase their proprietary interest in the success of the Company and to encourage them to remain in the service of the Company.

All full-time employees of the Company who have been in the continuous employment of the Company for more than nine months are eligible to participate in the Purchase Plan, provided that no employee may be granted the right to purchase stock under the Purchase Plan if, immediately after the right to purchase such stock is granted, such employee owns stock representing 5% or more of the total combined voting power or value of all classes of the Company's stock. The option price will be determined by the Company, provided that it will be at least 85% of the fair value of the Company's common stock on the date the option is granted. Each participating employee may elect to contribute to the Purchase Plan up to the lesser of $8,000 or 10% of his or her base compensation during each calendar year.

A total of 750,000 shares of stock are available for purchase under the Purchase Plan, subject to adjustment for various changes in the capitalization of the Company. As of December 31, 1998, the Company had purchased shares of the Photomatrix common stock on the open market on behalf of the Purchase Plan and arranged for the stock to be held in trust by an independent trustee. The Company has recorded approximately $118,000 as a receivable from the Purchase Plan.

12.  RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 1998, the Company recorded a write-off of approximately $25,000 of inventory specifically manufactured for companies which are owned at least in part by or otherwise associated with the brother of William L. Grivas, who was the Chairman of Photomatrix through January 18, 1999 and who is a major shareholder of the Company. In addition, the Company also recorded approximately $20,000 of additional allowance for doubtful accounts for uncollectable related party accounts receivable from such companies and from a company owned by Mr. Grivas, during the quarter ended December 31, 1998. The inventory and receivables were acquired by the Company as a result of its acquisition of I-PAC. The Company has therefore recorded the additional bad debt reserves and inventory write-off as an increase to goodwill related to the purchase of I-PAC.

During the quarter ended December 31, 1998, the Company paid approximately $16,000 to Evergreen Investments ("Evergreen"), a company owned by Mr. Grivas and Patrick W. Moore, the Chief Executive Officer and a major shareholder. $7,000 of this amount was intended to cover personal tax liabilities of the former I-PAC shareholders arising from pre-merger S Corp allocations for calendar year 1997, pursuant to the Plan and Agreement of Merger and Reorganization between the Company and I-PAC, and approximately $9,000 was for earn-out payments due MGM under the acquisition agreement entered in July, 1998. In addition, approximately $31,000 was paid to James P. Hill, a director and major shareholder, to cover personal tax liabilities of the former I-PAC shareholders arising from pre-merger S Corp allocations for calendar year 1997, pursuant to the Plan and Agreement of Merger and Reorganization between the Company and I-PAC. Approximately $27,000 was paid to MGM for earn-out payments due MGM under the acquisition agreement entered in July, 1998. The Company also recorded sales of approximately
$7,000 to MGS Interconnect, a company owned by Mr. Moore and Mr. Grivas during the current period. In addition, the Company paid approximately
$113,000 to Sullivan, Hill, Lewin, Rez and Engle ("SHLRE"), a law firm in which Mr. Hill, is a partner. At December 31, 1998, the Company had approximately $16,000 in earn-out payments due to MGM, approximately $7,000 due from MGS Interconnect and advances totaling approximately $24,000 due from Mr.Grivas and Mr. Moore. In addition, the Company and SHLRE are currently in process of resolving a discrepancy between the parties with regard to amounts owed at December 31, 1998. During the three months ended December 31, 1998, the Company recorded $68,000 of additional legal expense based on the claim of SHLRE. As a result of this adjustment, at December 31, 1998, approximately $44,000 was recorded as a payable to SHLRE.

As mentioned in Note 7, certain shareholders of the Company have guaranteed approximately $1,989,000 of the Company's debt at December 31, 1998. In addition, the Company has guaranteed approximately $113,000 of debt of the same shareholders.

All related party transactions are reviewed and approved by the Audit Committee of the Board of Directors.

13.  NASDAQ DELISTING

On February 10, 1999 the Company's common stock had been scheduled for delisting from the NASDAQ SmallCap Market. However, pursuant to the rules of NASDAQ, the Company has requested, and NASDAQ has granted, a hearing to reconsider this delisting. The hearing has not yet been scheduled. NASDAQ has therefore postponed the delisting pending a final determination at the hearing.

14.  BELL & HOWELL RELATIONSHIP

Bell & Howell has notified the Company that it has ceased placing orders for shipments of Photomatrix document scanners under the Original Equipment Manufacturing ("OEM") agreement between the companies, pending the resolution of certain contractual issues between Photomatrix and Bell & Howell. The Company has been and is continuing to work with Bell & Howell to resolve these contractual issues. As of December 31, 1998, Bell & Howell reported that it had approximately $1,200,000 of unsold scanner inventory which had been purchased under the OEM agreement.

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and unaudited notes to consolidated condensed financial statements included elsewhere herein.


      THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED
                                 DECEMBER 31, 1997

On June 5, 1998, the Company acquired I-PAC, on July 1, 1998, the Company acquired PHRX Rep Co., on November 27, 1998, the Company acquired the assets and business of I-PAC Precision Machining, Inc. ("Amcraft") and on December 18, 1998, the Company acquired the assets and business of NMT. All acquisitions were treated as purchases for accounting and financial reporting purposes. These companies comprise the manufacturing group. Under the purchase method of accounting, the results of operations of the acquired companies are combined with those of the Company at the date of acquisition. Accordingly, the current periods ended December 31, 1998, represent the first operating periods reflecting the combined operations of the Company, I-PAC, PHRX Rep Co., Amcraft and NMT.

Consolidated revenues for the quarter ended December 31, 1998 increased $1,250,000 or 82.3% to $2,768,000 from $1,518,000 for the quarter ended December
31, 1997. The increase is primarily attributable to the inclusion of three months of manufacturing group revenues totaling approximately $1,600,000. Imaging group revenues in the quarter ended December 31, 1998 decreased by approximately $296,000 due to a decrease in Bell & Howell sales, as described in footnote 14 of the unaudited consolidated condensed financial statements and a general reduction in orders which had previously been expected for the quarter primarily as a result of customer delays in placing such orders. The Company expects manufacturing group revenues to significantly increase in the fourth quarter, as result of the inclusion of three full months of operations of NMT and Amcraft, and expects imaging group revenues to increase slightly.

Consolidated gross margin for the quarter ended December 31, 1998 increased $214,000 or 41.6% to $729,000 from $515,000 for the quarter ended December 31, 1997. This increase is primarily attributable to the inclusion of three months of gross profit of the manufacturing group approximating $457,000. Gross margin of the imaging group decreased $226,000, to $289,000 from $515,000 due to lower revenue. Consolidated gross margin as a percent of revenues decreased 7.6% to 26.3% from 33.9% for the quarter ended December 31, 1997. The gross margin as a percent of revenues for the manufacturing group was 28.6% for the quarter. Gross margin as a percent revenues for the imaging group decreased 10.3%, to 23.6% from 33.9%. The decrease was primarily attributable to the lower sales volume. As manufacturing group revenues increase as a percentage of total revenues, management expects that gross margins will continue to approximate consolidated percentages experienced in the current quarter.

Selling, general and administrative expenses ("SG&A") for the quarter ended December 31, 1998 included expenses of the manufacturing group and as a result, increased $535,000 or 75.2% to $1,246,000 from $711,000 for the quarter ended December 31, 1997, primarily as a result of the inclusion of three months of manufacturing group SG&A. As a percent of revenues, SG&A for the quarter ended December 31, 1998 decreased to 45.0% from 46.8% for the quarter ended December 31, 1997. Offsetting the increase in costs resulting from the inclusion of three months of costs from the manufacturing group were reductions in costs due to the elimination of duplicated functions.

Research and development expenses for the quarter ended December 31, 1998 decreased $9,000 or 4.0% to $217,000 from $226,000 for the quarter ended December 31, 1997. All such costs are related to the imaging group. As a percent of revenues, research and development costs decreased to 7.8% in the current quarter from 14.9% for the quarter ended December 31, 1997. No software development costs were capitalized during either quarter ended December 31, 1998 or 1997 due to continuing emphasis upon scanner hardware development, including the development of a new mid-range scanner. The Company has significantly reduced research and development expenses in the fourth quarter.

Other expenses, primarily interest, was $67,000 for the quarter ended December 31, 1998, compared to $10,000 for the quarter ended December 31, 1997. The current quarter increase is primarily related to interest on the I-PAC mortgages for the Carlsbad facility for three months, as well as increased borrowings related to the line of credit.

There was no provision for income taxes booked in the three months ended December 31, 1998, the same as in the three months ended December 31, 1997.

During the current quarter, the Company reported approximately $161,000 of income from discontinued operations. This amount was comprised of approximately $140,000 related to Lexia and $21,000 related to the settlement of amounts due XLS from certain leasing companies. Photomatrix shut down the operations of its subsidiary Lexia on September 30, 1998. Approximately $140,000 of accruals for estimated losses to dispose were not required, contributing to income from discontinued operations for the three months ended December 31, 1998. Lexia also carries on its books accounts payable and unpaid rent claims by ICL, a sister company of Fujitsu, in the amount of $457,000. Lexia disputes that any liability exists with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

The net effect of the increases in gross margin and other income coupled with the decrease in research and development expenses, together with the increases in interest expense and selling, general and administrative expenses, resulted in net loss from continuing operations for the quarter ended December 31, 1998 of $801,000 or $0.08 per share. The addition of income from discontinued operations of $161,000 or $0.02 per share resulted in net loss of $640,000 or $0.06 per share. This compares to net loss of $798,000 or $0.16 per share for the quarter ended December 31, 1997.

       NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED
                                 DECEMBER 31, 1997

During the quarter ended June 30, 1998, the Company completed the move of its operations into I-PAC's facility located in Carlsbad, California. As expected, this move was disruptive and resulted in certain operating inefficiencies.

Consolidated revenues in the nine months ended December 31, 1998 increased $1,055,000 or 17.4% to $7,131,000 from $6,076,000 in the nine months ended
December 31, 1997. This increase was primarily attributable to the inclusion of newly acquired manufacturing group operations offset by disappointing imaging group revenues of the first and third quarters. Manufacturing group revenues totaled $2,961,000 during the nine month's ended December 31, 1998. Imaging group revenues in the nine months ended December 31, 1998 decreased $1,815,000 or 29.9% to $4,261,000 from $6,076,000 in the nine months ended December 31, 1997. This decrease is attributable due a significant decrease in sales to Bell & Howell, as well as a general decline in sales of document scanners.

Consolidated gross margin in the nine months ended December 31, 1998 increased $146,000 or 6.9% to $2,254,000 from $2,108,000 in the nine months ended December 31, 1997. Imaging group gross margin in the nine months ended December 31, 1998 decreased $704,000 or 33.4% to $1,404,000 from $2,108,000 in the nine months ended December 31, 1997. Gross margin for the manufacturing group included in the nine months ended December 31, 1998 approximated $878,000. The overall 31.6% gross margin during the nine months just ended was less than the 34.7% gross margin percentage for the same period of the prior year. This decline reflects the effect of lower scanner sales volumes, as well as the lower gross margins of the manufacturing group. Gross margin for the imaging group during the nine month period ended December 31, 1998 was 33.0% compared to 34.7% for the same period of the prior year. Manufacturing group gross margin was 29.7% for the current nine months.

SG&A in the nine months ended December 31, 1998 increased $621,000 or 26.1% to $2,997,000 from $2,376,000 in the nine months ended December 31, 1997. These increases were primarily the result of the inclusion of seven months of manufacturing group expenses, offset by the reduction of costs resulting from the elimination of the duplication of functions as a result of the merger with I-PAC. As a percent of revenue, SG&A in the nine months ended December 31, 1998 increased to 42.0% from 39.1% in the nine months ended December 31, 1997, primarily as a result of the abnormally low revenues during the first and third quarters.

Research and development expenses in the nine months ended December 31, 1998 increased by $13,000 or 2.2% to $593,000 from $580,000 in the nine months ended December 31, 1997. As a percentage of revenue, research and development expenses decreased 1.2% to 8.3% from 9.5% for the nine months ended December 31, 1997. No software development costs were capitalized during the nine months ended December 31, 1998 as an emphasis was placed upon scanner hardware development, including the development of a new mid-range scanner. During the previous nine months ended December 31, 1997 product development spending totaled $664,000, and $84,000 of software development costs were capitalized.

The Company incurred approximately $181,000 in facility consolidation and relocation cost as a result of moving its Sorrento Valley Imaging Products operations into the I-PAC owned facilities in Carlsbad, California.

Other expense was $184,000 in the nine months ended December 31, 1998 compares to income of $87,000 in the nine months ended December 31, 1997. This change reflects a $147,000 increase in interest expense, together with a loss on disposal of fixed assets of $13,000 in the current nine months compared to income of $100,000 on the sale of a trademark in the nine months that ended December 31, 1997.

There was no provision for income taxes booked in the nine months ended December 31, 1998, the same as in the nine months ended December 31, 1997.

The net effect of the increases in SG&A and research and development costs and other income, offset by an increase in gross profit, resulted in an increase in the loss from continuing operations between years of $574,000, to $1,701,000 in the nine months ended December 31, 1998, or $0.19 per share, compared to $1,127,000 or $0.22 per share in the nine months ended December 31, 1997.
There was income from discontinued operations in the current nine months ended December 31, 1998 of $412,000, or $0.04 per share, compared to no income or loss from discontinued operations in the nine months ended December 31, 1997. The results were a net loss of $1,289,000 or $0.15 per share in the current nine months period compared to a loss of $1,127,000 or $0.22 per share in the prior nine months period.



                          LIQUIDITY AND CAPITAL RESOURCES

    RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended December 31, 1998, the Company's primary sources of liquidity were from a reduction to accounts receivable ($168,000), an increase in accounts payable ($711,000), proceeds from short term borrowings ($1,034,000), an increase in customer deposits ($29,000) and proceeds from the disposal of capital assets. During the same period the primary uses of liquidity were a net loss net of noncash charges ($1,021,000), an increase to inventory ($120,000) and prepaid expenses ($82,000), a reduction in accrued and other liabilities ($204,000), capital expenditures ($441,000), acquisitions ($193,000), a reduction in long term debt ($593,000) and notes payable ($32,000), cash used in discontinued operations ($22,000) and the effect of foreign exchange rates ($11,000). As a result of these sources and uses of liquidity during the nine months ended December 31, 1998 as described above, the Company's cash and cash equivalents balance decreased $757,000 or 56.4%, to $585,000 from $1,342,000.

In July, 1998 the Company entered into a $2,100,000 credit facility with its bank that includes a $1,500,000 line of credit and a $600,000 term loan. The outstanding balances under these loans as of December 31, 1998 was $1,717,000. The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 1 % per annum. Under the terms of the new agreement, total borrowings under the line of credit is limited to the lesser of $1,500,000 or 70% of eligible accounts receivable (as defined under the agreement). The Company is required to (1) maintain a minimum tangible net worth of $3,200,000 as of December 31, 1998, and $3,500,000 thereafter (2) maintain a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0, and (3) maintain a minimum debt service coverage of no less than 1.25 to 1.0. The new line of credit expires in July, 1999. Based on December 31, 1998 financial data, the Company was not in compliance with these covenants. The bank has agreed to forebear from taking adverse action until April 8, 1999, subject to the Company fulfilling certain reporting and other conditions, including entering into discussions with alternative lenders to replace the bank's credit facilities. Accordingly the amount due under the term loan portion of this credit facility has been reclassified as a current liability as of December 31, 1998. There is no assurance that the Company will be successful in finding an alternative lender to replace the bank.

The Company has issued two notes in the aggregate amount of $1,989,000, which are collateralized by the trust deeds of the Company's real property located in Carlsbad, California. The repayment of these notes is guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes are payable in aggregate monthly installments of approximately $18,000, including interest ranging from 7.5% to 9.5%. The Company has entered into a letter of intent for a sale-and-leaseback transaction, whereby it will sell this real property for $3.5 million and enter into a fifteen year lease with the buyer.

The Company is obligated under a series of notes payable totaling $294,000 as of December 31, 1998. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. In October, 1998, the Company stopped making payments on these notes.

The Company also has certain equipment notes in the aggregate amount of $536,000 with interest rates varying between 8% and 26.6% with final payments due between 2000 and 2005. These notes are collateralized by equipment. In addition, the Company also has entered into certain capital leases in the aggregate amount of $770,000, calling for minimum monthly payments aggregating approximately $9,000 per month.

During September 1998, The Company's wholly-owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November, 1998 with the final payment
due to Fujitsu in June, 1999.   Lexia also has recorded liabilities reflecting
accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at December 31, 1998. These liabilities are classified under net liabilities of discontinued operations. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

The Company's sources of future short-term liquidity are its cash balance of $585,000 as of December 31, 1998 and the $190,000 unused amount of its new $2.1 million credit facility with its bank. Availability under the line of credit can be further limited based upon the balance of eligible accounts receivable as described above. As of December 31, 1998, the availability of the line of credit was limited to $1,326,000, based upon eligible accounts receivable as of that date. In addition, as mentioned above, the Company is in the process of selling and leasing back its real property located in Carlsbad, California. The Company expects that the result of this transaction will provide the Company with more than $1,000,000 of additional operating capital which will be used to pay down its line of credit and accounts payable. There is no assurance that the Company will complete this transaction.

The Company is currently obligated as a guarantor under an assignment agreement of a lease in the amount of approximately $20,000 per month through September, 2002. The Company is also obligated to pay approximately $17,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

The Company anticipates that its current cash position, revenue from operations and other (including the sale and leaseback of its facilities) and funds from its existing line of credit will be sufficient to finance working capital and capital requirements of the combined company for the next twelve months. However, the Company's capital requirements may vary as a result of competitive and technological developments and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital. However, there can be no assurance that the Company can raise additional capital under favorable terms, if at all.

                                     YEAR 2000

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software and hardware failures. The Company is in process of reviewing its information technology systems and non-information technology systems with embedded technology applications, addressing Year 2000 risks, and believes it will resolve any such risks in a timely manner. During the quarter ended December 31, 1998, the Company began a process of contacting its critical business partners to reasonably assure that they are adequately prepared. The results to date are as follows:

                                   Confirmations Returned
              -----------------------------------------------------------------
              Confirmations       Y2K       Review in       Non-
                mailed        Compliance     process     compliance   Non-replies
                ------        ----------     -------     ----------   -----------
 Vendors          380             55           102           5           217

 Customers         2              0             2            0            0

The Company has determined that its products are fully Year 2000 compliant.

In connection with the recent merger, it is currently developing plans to convert much of its in-house software. Year 2000 issues will be considered in connection with this software conversion project. In addition, the Company has evaluated every piece of equipment in its facilities. All equipment was found to be compliant.

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


PART II: OTHER INFORMATION
--------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

On December 11, 1998, an Annual Meeting of Shareholders of Photomatrix, Inc. was held and the following matters were approved:

1.   The election of seven directors of the Company.

2.   The adoption of the Photomatrix Employee Stock Purchase Plan.

3. The ratification of the appointment by the Company's Board of Directors of KPMG LLP as the independent auditors of the Company for the 1999 fiscal year.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

b.   EXHIBITS

     10.48     Asset purchase agreement - National Metal Technologies

     10.49     Asset purchase agreement - Amcraft

     10.50     John Deere equipment lease

     10.51 Agreement between Photomatrix and all affiliates and William L. Grivas, Sr.

     27        Financial Data Schedule

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PHOTOMATRIX  INC.



 Date: February 12, 1999                 by  /s/ Patrick W. Moore
                                             --------------------
                                         Patrick W. Moore

                                         Chief Executive Officer


 Date: February 12, 1999                 by  /s/ Roy L. Gayhart
                                             --------------------
                                         Roy L. Gayhart

                                         Chief Financial Officer