Form 10KSB/A
period 1998-03-31
PHOTOMATRIX INC/ CA
filed 1999-04-26
CIK 814427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSBA

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                    For the fiscal year ended March 31, 1998

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

              For the transition period from ________ to _________.

                         Commission file number 0-16055



                                PHOTOMATRIX, INC.

             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                          95-3267788
------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

1958 KELLOGG AVE., CARLSBAD, CALIFORNIA                                  92008
------------------------------------------------------------------------------
(Address of principal executive offices)
     (Zip Code)

                                 (760) 431-4999
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

MARKETING AND DISTRIBUTION

         PMX markets Series 9600 image capture systems to service bureaus and end-users through its direct sales force. In contrast, PMX markets its Series 5000 and 9000 document scanners via indirect distribution channels, primarily as a consequence of its OEM agreement with Bell & Howell and to VAR's service bureaus and end-users. In April 1997, PMX entered into a distribution agreement with IBM. Under the agreement, which contains no minimum requirements, IBM is granted the right to sell Photomatrix document scanners. To date there have been no significant sales under the IBM agreement.

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

                  Target and Maintain Balance Among Selected OEM Industries and Customers. I-PAC markets its services to industries and customers that have strict quality control standards for their products and that have service intensive manufacturing requirements. I-PAC focuses on complex assemblies in low and medium volumes for commercial and industrial customers. I-PAC has not been, and does not intend to become, a manufacturer of high volume PCB assemblies for personal computers or other consumer related products, which typically have relatively low margins. I-PAC instead focuses on a variety of industries that produce products that generally have longer life cycles, higher engineering content, higher customer margins, more stable demand and less price pressure.

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


                               FISCAL YEAR 1998             FISCAL YEAR 1997             FISCAL YEAR 1996
                               ----------------             ----------------             ----------------
Quarter Ended             Low Bid          High Bid     Low Bid        High Bid       Low Bid       High Bid
-------------             -------          --------     -------        --------       -------       --------
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

                                                              For the years ended March 31,
                                                 1998        1997         1996          1995          1994
                                                 ----        ----         ----          ----          ----
     OPERATING DATA
     REVENUE                                   $ 8,595      $ 8,694      $ 9,092       $ 9,712       $ 9,742
     GROSS PROFIT PERCENT                         31.5%        26.3%        32.3%         31.5%         34.8%
     LOSS FROM CONTINUING
     OPERATIONS                                $(1,696)     $(2,290)     $(1,368)      $  (791)      $  (194)
     NET INCOME (LOSS)                         $(1,482)     $(2,407)     $(1,704)      $  (133)      $ 1,222
     LOSS PER SHARE
     FROM CONTINUING OPERATIONS                $ (0.33)     $ (0.44)     $ (0.24)      $ (0.13)      $ (0.04)
     NET INCOME (LOSS) PER SHARE               $ (0.29)     $ (0.46)     $ (0.30)      $ (0.02)      $  0.23
     DIVIDENDS PER SHARE                             -            -            -             -             -

                                                 1998        1997         1996          1995          1994
                                                 ----        ----         ----          ----          ----
     BALANCE SHEET DATA
              WORKING CAPITAL                  $ 2,304      $ 2,432      $ 5,624       $ 6,991       $ 7,617
              CURRENT RATIO                       1.76         1.92         2.96          4.10          5.35
              TOTAL ASSETS                     $ 7,303      $ 8,565      $12,581       $13,202       $12,844
              TOTAL LONG-TERM DEBT AND         $   239      $   415      $ 1,148       $   699       $   827
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Mr. WILLIAM L. GRIVAS assumed the duties of Chairman of the Board effective as of June 5, 1998. He has served as the Chief Executive Officer of I-PAC since 1990. Prior to that time, Mr. Grivas was the sole owner of Southwest General Industries (SGI), a $25 million per year contract manufacturer which he founded in the 1970's. After selling SGI to SCI Manufacturing, Inc., Mr. Grivas joined with Mr. Moore and Mr. Hill to found I-PAC in 1990. Mr. Grivas also serves as a Director on the Boards of I-PAC Express Assembly, Inc., MGS Interconnect, Inc., MGM Techrep, Inc., Evergreen Investments, Inc., Universal Cable Products, Inc. and Vantage Manufacturing Services, Inc ("Vantage"). Vantage, a company which is solely owned by Mr. Grivas, filed for protection under Federal Bankruptcy laws in 1996. Mr. Grivas served in the Marine Corps as a Drill Instructor and a special weapons expert, with extensive training in electronic and radar technologies. Mr. Grivas is 43 years of age.

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

SUMMARY COMPENSATION TABLE
                                                                                           LONG TERM
                                              ANNUAL COMPENSATION                      COMPENSATION AWARDS
                                ------------------------------------------------      ---------------------

NAME AND                                                                              SECURITIES UNDERLYING
PRINCIPAL POSITION              YEAR         SALARY        BONUS         OTHER(1)       OPTIONS/SARS (#)
------------------              ----         ------        -----         --------     ---------------------
Suren G. Dutia                  1998         $140,000         -           $11,200               -
  President and Chief           1997         $154,400     $30,000         $15,000               -
  Executive Officer             1996         $165,000         -           $13,900           191,667


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

AGGREGATED STOCK OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUE TABLE

         The following table sets forth certain information regarding the number and value of specified unexercised options held by the Chief Executive Officer as of March 31, 1998:

                                                                                  VALUE OF UNEXERCISED IN-THE-MONEY
                                      NUMBER OF UNEXERCISED OPTIONS(1)                        OPTIONS(2)
                                 ----------------------------------------------------------------------------------------

             NAME                    EXERCISABLE          UNEXERCISABLE           EXERCISABLE          UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------
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

                                          LENGTH OF
                                          NUMBER OF                                                            ORIGINAL
                                            SHARES         MARKET PRICE                                       OPTION TERM
                                          UNDERLYING       OF STOCK AT        EXERCISE                       REMAINING AT
                                           OPTIONS           TIME OF       PRICE AT TIME    NEW EXERCISE        DATE OF
      NAME               DATE              REPRICED         REPRICING       OF REPRICING        PRICE          REPRICING
------------------------------------------------------------------------------------------------------------------------
S. Dutia, CEO     November 1990            200,000            $0.18            $3.75            $0.18            8 years

S. Dutia, CEO     June 1995                 25,000            $1.25            $4.13            $1.69            9 years

S. Dutia, CEO     November 1995            166,667            $0.88         $1.31-$2.91         $0.88          6-9 years

S. Dutia, CEO     July 1997                166,667            $0.37            $0.88            $0.37          4-7 years

B. Myers,         November 1995            100,000            $0.18         $1.50-$3.48         $0.18            8 years
Former CFO

B. Myers,         June 1995                 16,667            $1.25            $4.13            $1.69            9 years
Former CFO

B. Myers,         November 1995            116,667            $0.88         $1.31-$2.91         $0.88          6-9 years
Former CFO


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

The following table sets forth certain information regarding the ownership of Photomatrix common stock by Directors and Executive Officers of the Company:

                                                                                                PERCENT OF SHARES OF
                                                   SHARES OF COMMON STOCK                       COMMON STOCK
NAME OF BENEFICIAL                                 BENEFICIALLY OWNED                           OUTSTANDING
OWNER OR GROUP                                     AS OF JUNE 11, 1998(1)                       AS OF JUNE 11, 1998(1)
------------------                                 ----------------------                       ----------------------
William L. Grivas, Chairman of the Board                 1,609,057                                     16.20%

Patrick W. Moore, CEO and Director                       1,599,227                                     16.10%

Suren G. Dutia, President and Director                     291,033                                      2.80%

Roy L. Gayhart                                              20,000                                        *
 Chief Financial Officer and Secretary

Charles H. Frady                                             5,000                                        *
  Controller, Treasurer

James P. Hill, Director                                  1,579,176(2)                                  15.90%

Ira H. Sharp, Director                                      43,333                                        *

John F. Staley, Director                                   100,033                                        *

All directors and executive officers as a                5,246,859                                     52.83%
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


3.1           Amended and Restated Articles of Incorporation                                          (ix)

3.3           Bylaws                                                                                  (ix)

3.3.1         Amendment to Bylaws dated June 5, 1998                                                    *

10.2          Settlement Agreement dated January 11, 1993 between Photomatrix Corporation             (iv)
              and Scan-Graphics, Inc.

10.4          Lease Agreement between Photomatrix and EVB Limited Partnership-I dated                 (iv)
              December 17, 1987

10.5          Lease Agreement between Photomatrix Limited and Bermer Limited dated May                (iv)
              31, 1989

10.6          Promissory Notes dated April 30, 1993 in the aggregate principal amount of              (iv)
              $776,607 payable to the following members of the Wyly family and affiliates:
              Sam Wyly, Charles Wyly, Jr., Evan Wyly, Donald Miller, First Dallas
              International, Ltd., and Premier Partners

10.7          Subcontract dated March 31, 1991 between PRC, Inc. and Photomatrix                      (iv)

10.8          1992 Xscribe Stock Option Plan and Sample Agreement                                     (iv)

10.11         Executive Employment Agreement between the Company and Suren G. Dutia                    (i)
              dated December 20, 1988

10.11.1       Amendment to Executive Employment Agreement between the Company and
              Suren G. Dutia                                                                            *

10.24         Description of executive bonus arrangements and executive severance plan                (iv)



10.25         1994 Xscribe Stock Option Plan and Sample Agreements                                    (vii)

10.30         Security and Loan Agreement between Imperial Bank and Xscribe Corporation               (ix)
              dated June 17, 1996 and related documents

10.30.1       Amendment No. 1 to Security and Loan Agreement with Imperial Bank                         *

10.30.2       Amendment No. 2 to Security and Loan Agreement with Imperial Bank                         *

10.30.3       Amendment No. 3 to Security and Loan Agreement with Imperial Bank                         *

10.31         OEM Purchase Agreement for Photomatrix Scanners dated February 8, 1996                  (ix)
              between Bell & Howell Limited and Photomatrix Corporation (Non-public information has been filed with the Securities and Exchange Commission)

10.32         OEM Purchase Agreement for Photomatrix Scanners dated June 12, 1996                     (ix)
              between Bell & Howell Operating Company and Photomatrix Corporation
              (Non-public information has been filed with the Securities and Exchange
              Commission)

10.33         Facilities Lease Agreement between Photomatrix and Manufacturers Life dated              (x)
              November 7, 1996

10.33.1       Consent by Lessor to Assignment of Facilities Lease Agreement                             *

10.35         Business Agreement with Bell & Howell dated December 29, 1997                             *

10.35.1       Addendum to Business Agreement with Bell & Howell dated January 5, 1998                   *

10.36         Agreement and Plan of Reorganization and Merger, dated as of March 16, 1998,            (xi)
              by and among Photomatrix, Inc., Photomatrix Acquisition Corp., and I-PAC
              Manufacturing, Inc.

10.37         Executive Employment Agreement, dated as of June 5, 1998, between the
              Company and Patrick W. Moore                                                              *

10.38         Executive Employment Agreement dated as of June 5, 1998, between the
              Company and William L. Grivas                                                             *

10.39         1998 Photomatrix, Inc. Stock Option Plan and Sample Agreements                          (xi)

21.1          Subsidiaries of the registrant as of March 31, 1998:                                      *

                      -  Photomatrix Imaging, Inc., Nevada
                      -  Lexia Systems, Inc., California
                      -  Xscribe Imaging, Inc., California
                      -  Xscribe Legal Systems, Inc. California

23.2          Independent Auditors' Consent from KPMG Peat Marwick LLP                                  *

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

         * Previously filed with Form 10-KSB in June 1998.

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

                                                     KPMG Peat Marwick LLP


San Diego, California
May 29, 1998

                                    PHOTOMATRIX, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                          MARCH 31, 1998 AND 1997

                                                                        1998              1997
                                                                    ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  1,342,000      $    812,000
  Accounts receivable, net of allowance
       of $142,000 and $111,000                                        1,733,000         1,602,000
  Inventories                                                          2,171,000         2,520,000
  Prepaid expenses and other                                              98,000           149,000
                                                                    ------------      ------------
       Total current assets                                            5,344,000         5,083,000
                                                                    ------------      ------------

Property and equipment, at cost                                        1,174,000         1,986,000
Less accumulated depreciation and amortization                          (627,000)         (640,000)
                                                                    ------------      ------------
    Net property and equipment                                           547,000         1,346,000
                                                                    ------------      ------------

 Intangible assets, net of accumulated amortization of
      $1,437,000 and $1,512,000 (Note 1)                               1,287,000         2,053,000

Other assets                                                             125,000            83,000
                                                                    ------------      ------------

                                                                    $  7,303,000      $  8,565,000
                                                                    ------------      ------------
                                                                    ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $    502,000      $    844,000
   Accrued liabilities and other (Note 8)                                854,000           590,000
   Customer deposits (Note 8)                                            409,000           613,000
   Current maturities of notes payable to related parties
        (Note 5)                                                         162,000           152,000
   Net current liabilities of discontinued operation (Note 2)          1,113,000           452,000
                                                                    ------------      ------------
       Total current liabilities                                       3,040,000         2,651,000
                                                                    ------------      ------------

Notes payable to related parties, less current portion (Note 5)          213,000           375,000

Other non-current liabilities                                             26,000            40,000

Commitments and contingencies (Note 10)

Shareholders' equity (Note 4):
    Preferred Stock, no par value; 3,173,000 shares
authorized,                                                                 --                --
       no shares issued and outstanding
   Common stock, no par value; 30 million shares
       authorized, 5,083,000 shares issued and
       outstanding                                                    19,351,000        19,351,000
   Accumulated deficit                                               (15,480,000)      (13,998,000)
   Cumulative translation adjustment                                     153,000           146,000
                                                                    ------------      ------------
       Total shareholders' equity                                      4,024,000         5,499,000
                                                                    ------------      ------------

                                                                    $  7,303,000      $  8,565,000
                                                                    ------------      ------------
                                                                    ------------      ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                    PHOTOMATRIX, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                      1998             1997             1996
                                                   -----------      -----------      -----------
Revenues:
   Equipment and software                          $ 6,464,000      $ 6,730,000      $ 6,979,000
   Services                                          2,131,000        1,964,000        2,113,000
                                                   -----------      -----------      -----------
       Total revenues                                8,595,000        8,694,000        9,092,000
                                                   -----------      -----------      -----------

Cost of revenues:
   Equipment and software                            4,746,000        5,180,000        4,881,000
   Services                                          1,143,000        1,220,000        1,278,000
                                                   -----------      -----------      -----------
       Total cost of revenues                        5,889,000        6,400,000        6,159,000
                                                   -----------      -----------      -----------

Gross profit                                         2,706,000        2,294,000        2,933,000
                                                   -----------      -----------      -----------
Operating costs and expenses:
   Selling, general and administrative               3,198,000        3,311,000        3,592,000
   Research and development                            995,000          807,000          485,000
   Write off capitalized software                      366,000             --               --
   Facility consolidation and relocation                  --            520,000             --
                                                   -----------      -----------      -----------

       Total operating costs and expenses            4,559,000        4,638,000        4,077,000
                                                   -----------      -----------      -----------

Operating loss                                      (1,853,000)      (2,344,000)      (1,144,000)
                                                   -----------      -----------      -----------

Other income (expense), net:
   Interest expense (Notes 5 and 6)                    (41,000)         (92,000)        (228,000)
   Other, net                                          203,000          250,000           11,000
                                                   -----------      -----------      -----------

       Net other income (expense)                      162,000          158,000         (217,000)
                                                   -----------      -----------      -----------


Loss from continuing operations before
    taxes                                           (1,691,000)      (2,186,000)      (1,361,000)
Provision for income taxes (Note 7)                      5,000          104,000            7,000
                                                   -----------      -----------      -----------

Loss from continuing operations                     (1,696,000)      (2,290,000)      (1,368,000)

Income (loss) from discontinued operations
    (Note 2)                                           214,000         (251,000)        (336,000)
Gain on sale of discontinued operation
    (Note 2)                                              --            134,000             --
                                                   -----------      -----------      -----------

Net loss                                           $(1,482,000)     $(2,407,000)     $(1,704,000)
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------

Basic and diluted net income (loss) per share:
   Continuing operations
   Discontinued operations                         $     (0.33)     $     (0.44)     $     (0.24)
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------
   Net loss                                        $      0.04      $     (0.02)     $     (0.06)
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------
                                                   $     (0.29)     $     (0.46)     $     (0.30)
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------

        The accompanying notes are an integral part of these consolidated financial statements.

                                    PHOTOMATRIX, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                              COMMON STOCK                                  CUMULATIVE
                                    ---------------------------------    ACCUMULATED        TRANSLATION
                                        SHARES           AMOUNT            DEFICIT          ADJUSTMENT           TOTAL
                                    --------------- ----------------- ------------------ -----------------  ---------------
Balance, March 31, 1995                 5,719,000      $ 20,132,000      $ (9,887,000)     $      4,000       $ 10,249,000
Other                                      (4,000)          (39,000)             --              59,000             20,000
Net loss                                     --                --          (1,704,000)                                --
                                     ------------      ------------      ------------      ------------       ------------
Balance, March 31, 1996                 5,715,000        20,093,000       (11,591,000)           63,000          8,565,000
Common stock cancelled to settle
 disagreements with ICL (Note 2)         (666,000)         (748,000)             --                --             (748,000)

Exercise of options (Note 4)               34,000             6,000              --                --                6,000
Other                                        --                --                --              83,000             83,000
Net loss                                     --                --          (2,407,000)                         (2,407,000)
                                     ------------      ------------      ------------      ------------       ------------
Balance, March 31, 1997                 5,083,000        19,351,000       (13,998,000)          146,000          5,499,000
Other                                        --                --                --               7,000              7,000
Net loss                                     --                --          (1,482,000)                         (1,482,000)
                                     ------------      ------------      ------------      ------------       ------------
Balance, March 31, 1998                 5,083,000      $ 19,351,000      $(15,480,000)     $    153,000       $  4,024,000
                                     ------------      ------------      ------------      ------------       ------------
                                     ------------      ------------      ------------      ------------       ------------

     The accompanying notes are an integral part of these consolidated financial statements.

                                    PHOTOMATRIX, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                                       1998             1997             1996
                                                                   -----------      -----------      -----------
Cash flows from operating activities:
   Loss from continuing operations:                                $(1,696,000)     $(2,290,000)     $(1,368,000)
   Adjustments:
      Depreciation and amortization                                    878,000          903,000          809,000
      Write off capitalized software                                   366,000             --               --
      Loss on disposal of property and equipment                         4,000           27,000             --
      Changes in assets and liabilities:
         Accounts receivable                                          (131,000)         302,000          179,000
         Inventories                                                   349,000          573,000         (848,000)
         Prepaid expenses and other                                     51,000            7,000           58,000
         Accounts payable                                             (342,000)        (301,000)         412,000
         Accrued liabilities and other                                 264,000          264,000          (96,000)
         Customer deposits                                            (204,000)        (223,000)         343,000
                                                                   -----------      -----------      -----------
    Cash used in continuing operations                                (461,000)        (738,000)        (511,000)
    Cash provided by discontinued operations                           875,000          508,000          971,000
                                                                   -----------      -----------      -----------
Cash provided by (used in) operations                                  414,000         (230,000)         460,000
                                                                   -----------      -----------      -----------

Cash flows from investing activities:
    Proceeds from sale of discontinued operation                          --          2,000,000             --
    Sale (purchase) of property and equipment                          420,000         (267,000)        (276,000)
    Capitalized software (additions) and retirements                  (103,000)        (162,000)        (533,000)
    Decrease (increase) in other assets                                (42,000)          94,000          (78,000)
                                                                   -----------      -----------      -----------
Cash provided by (used in) investing activities                        275,000        1,665,000         (887,000)
                                                                   -----------      -----------      -----------

Cash flows from financing activities:
    Issuance of common stock                                              --              6,000           26,000
    (Repayment of) proceeds from credit facility, net (Note 6)            --           (826,000)         524,000
    Repayment of notes payable to related parties (Note 5)            (152,000)        (141,000)        (108,000)
    Other                                                              (14,000)            --             (8,000)
                                                                   -----------      -----------      -----------
Cash provided by (used in) financing activities                       (166,000)        (961,000)         434,000
                                                                   -----------      -----------      -----------

Effects of exchange rates on cash                                        7,000           83,000           59,000
                                                                   -----------      -----------      -----------

Increase in cash and cash equivalents                                  530,000          557,000           66,000

Cash and cash equivalents, beginning of year                           812,000          255,000          189,000
                                                                   -----------      -----------      -----------

Cash and cash equivalents, end of year                             $ 1,342,000      $   812,000      $   255,000
                                                                   -----------      -----------      -----------
                                                                   -----------      -----------      -----------

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

INVENTORIES

Inventories include material, labor and overhead valued at the lower of costs (first-in, first-out) or market, and consist of the following as of March 31, 1998 and 1997:

                                   1998           1997
                                ----------     ----------
Raw materials                   $1,705,000     $1,715,000
Work in process                    247,000        375,000
Finished goods                     219,000        430,000
                                ----------     ----------
                                $2,171,000     $2,520,000
                                ----------     ----------
                                ----------     ----------

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

                                         1998                1997             1996
                                      ------------      ------------      ------------
REVENUE:
   United States                      $  6,999,000      $  6,797,000      $  6,917,000
   Inter-area Domestic and
     export customers                      796,000           923,000         1,399,000
                                      ------------      ------------      ------------
   Total United States                   7,795,000         7,720,000         8,316,000
   Foreign                               1,596,000         1,897,000         2,175,000
   Eliminations                           (796,000)         (923,000)       (1,399,000)
                                      ------------      ------------      ------------
       Total                          $  8,595,000      $  8,694,000      $  9,092,000
                                      ------------      ------------      ------------
                                      ------------      ------------      ------------

OPERATING INCOME (LOSS):
   United States                      $ (1,603,000)     $ (2,006,000)     $   (978,000)
   Foreign                                  24,000          (348,000)          (97,000)
   Eliminations                           (274,000)           10,000           (69,000)
                                      ------------      ------------      ------------
       Total                          $ (1,853,000)     $ (2,344,000)     $ (1,144,000)
                                      ------------      ------------      ------------
                                      ------------      ------------      ------------

IDENTIFIABLE ASSETS:
   United States                      $  6,475,000      $  7,189,000      $ 10,619,000
   Foreign                                 958,000         1,366,000         2,031,000
   Eliminations                           (130,000)           10,000           (69,000)
                                      ------------      ------------      ------------
       Total                          $  7,303,000      $  8,565,000      $ 12,581,000
                                      ------------      ------------      ------------
                                      ------------      ------------      ------------

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

                                     1998               1997               1996
                                -------------      -------------      -------------
Net loss, as reported           $ (1,482,000)      $ (2,407,000)      $ (1,704,000)
Pro forma                       $ (1,566,000)      $ (2,578,000)      $ (1,771,000)
Loss per share, as reported     $      (0.29)      $      (0.46)      $      (0.30)
Pro forma loss per share        $      (0.31)      $      (0.49)      $      (0.31)

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

Additional information with respect to the options under the plans follows:

                                                                           RANGE OF EXERCISE
                                                      SHARES                     PRICE
                                                      ------               -----------------
Options outstanding, March 31, 1995                   716,867                $0.18 - $4.13
         Options granted                              760,665                $0.69 - $1.25
         Options exercised                               -                         -
         Options canceled                            (649,034)               $0.88 - $4.13
                                                     ---------               -------------
Options outstanding, March 31, 1996                   828,498                $0.18 - $3.56
         Options granted                              195,000                $0.44 - $0.94
         Options exercised                            (33,333)                   $0.18
         Options canceled                            (242,833)               $0.38 - $3.56
                                                     ---------               -------------
Options outstanding March 31, 1997                    747,332                $0.18 - $1.25
         Options granted                              683,331                $0.35 - $0.38
         Options exercised                               -                         -
         Options canceled                            (652,330)               $0.44 - $1.25
                                                      -------                -------------
Options outstanding, March 31, 1998                   778,333                $0.18 - $0.47
                                                     ---------               -------------
                                                     ---------               -------------
Options exercisable, March 31, 1998                   100,000               $0.18 - $ 0.47
                                                     ---------               -------------
                                                     ---------               -------------

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

In addition to the options described above, the Company had outstanding warrants and other options to acquire common shares as of March 31, 1998 as follows:

         SHARES                   EXERCISE PRICE                  EXPIRATION
         ------                   --------------                  ----------
         33,333                        $0.42                    December, 2003
         75,000                        $0.44                     April, 2002

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

7.       INCOME TAXES

The components of loss before income taxes are as follows:

                                     1998             1997             1996
                                 -----------      -----------      -----------
LOSS BEFORE INCOME TAXES
U.S. continuing operations       $(1,410,000)     $(1,820,000)     $(1,258,000)
U.S. discontinued operations         214,000         (117,000)        (336,000)
Foreign                             (281,000)        (366,000)        (103,000)
                                 -----------      -----------      -----------
                                 $(1,477,000)     $(2,303,000)     $(1,697,000)
                                 -----------      -----------      -----------
                                 -----------      -----------      -----------
PROVISION FOR TAXES
Current:
         Federal                 $      --        $      --        $      --
         State                         5,000            1,000            7,000
         Foreign                        --               --               --
                                 -----------      -----------      -----------
                                 $     5,000      $     1,000      $     7,000
Deferred                                --            103,000             --
                                 -----------      -----------      -----------
                                 $     5,000      $   104,000      $     7,000
                                 -----------      -----------      -----------
                                 -----------      -----------      -----------

RECONCILIATION STATUTORY TO EFFECTIVE RATES

A reconciliation from the federal income tax provision computed at the statutory rate to the actual provision for taxes on loss from continuing operations for fiscal year 1998, 1997 and 1996 is as follows:

Tax at statutory federal tax rate               $(575,000)     $(744,000)     $(463,000)
State income taxes (net of federal benefit)         4,000           --            5,000
Federal impact on continuing operations
    from change in valuation allowance            576,000        848,000        465,000
                                                ---------      ---------      ---------
                                                $   5,000      $ 104,000      $   7,000
                                                ---------      ---------      ---------
                                                ---------      ---------      ---------

DEFERRED TAX ASSETS/LIABILITIES

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities as of March 31, 1998 and 1997 are as follows:

                                                                1998                  1997
                                                              ----------           -----------
Deferred tax assets:
   Tax operating loss carryforward                            $4,998,000           $ 4,624,000
   Inventory and other reserves                                  428,000               256,000
   Tax basis of intangible assets greater

        than book basis                                                -               193,000
   Other                                                          61,000               145,000
                                                             -----------          ------------
                                                               5,487,000             5,218,000
   Less valuation allowance                                  (5,029,000)           (4,488,000)
                                                             -----------          ------------
                                                                 458,000          $    730,000
                                                             -----------          ------------
Deferred tax liabilities:
   Book basis of intangible assets

          greater than tax basis                               (458,000)          $  (461,000)
   Software capitalization                                             -             (239,000)
   Other                                                               -             ( 30,000)
                                                             -----------          ------------
                                                             $ (458,000)          $  (730,000)
                                                             -----------          ------------
Net deferred tax asset                                       $         -          $          -
                                                             -----------          ------------
                                                             -----------          ------------

                                                   F-14

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


8.       ACCRUED LIABILITIES AND CUSTOMER DEPOSITS

Accrued liabilities and other consist of the following as of March 31, 1998 and 1997:

                                     1998         1997
                                   --------     --------
Compensation and related items     $309,000     $210,000
Other                               545,000      380,000
                                   --------     --------
                                   $854,000     $590,000
                                   --------     --------
                                   --------     --------

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

Future minimum lease commitments as of March 31, 1998, are as follows:

               1999     $ 94,000
               2000       96,000
               2001       73,000
               2002       52,000
               2003       46,000
2004 and thereafter      464,000
                        --------
                        $825,000
                        --------
                        --------

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

If the I-PAC transaction had been consummated at the beginning of fiscal year 1997, the Company's consolidated revenues, net loss and net loss per share would have been:

                                       1998              1997
                                  ------------      ------------
Revenues                          $ 14,037,000      $ 13,883,000
Net Loss                          $ (1,071,000)     $ (2,709,000)
Net Loss per share, basic and
     diluted                         $ ( 0.11)      $      (0.27)

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


                                                 KPMG Peat Marwick LLP


San Diego, California
May 29, 1998

                                    PHOTOMATRIX, INC. AND SUBSIDIARIES

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE                                 DEDUCTIONS     BALANCE
                                        BEGINNING                                   AND           END
        DESCRIPTION                      OF YEAR        EXPENSE     ACQUIRED     WRITE-OFFS     OF YEAR
----------------------------            ---------       -------     --------     ----------     -------
      FISCAL YEAR 1998
----------------------------
Allowance for  Uncollectible
         Accounts Receivable           $   111,000       63,000         --         32,000       142,000
                                       -----------      -------     --------     --------      --------
                                       -----------      -------     --------     --------      --------
Inventory Excess and
         Obsolescence Reserve          $   150.000      629,000         --        154,000       625,000
                                       -----------      -------     --------     --------      --------
                                       -----------      -------     --------     --------      --------

Warranty Reserve                       $    51,000      157,000         --        148,000        60,000
                                        -----------     -------     --------     --------      --------
                                       -----------      -------     --------     --------      --------

      FISCAL YEAR 1997
----------------------------
Allowance for Uncollectible
         Accounts Receivable           $    76,000       46,000         --         11,000       111,000
                                       -----------      -------     --------     --------      --------
                                       -----------      -------     --------     --------      --------
Inventory Excess and
          Obsolescence Reserve         $   592,000      130,000         --        572,000       150,000
                                       -----------      -------     --------     --------      --------
                                       -----------      -------     --------     --------      --------

Warranty Reserve                       $    35,000       16,000         --           --          51,000
                                       -----------      -------     --------     --------      --------
                                       -----------      -------     --------     --------      --------

      FISCAL YEAR 1996
----------------------------
Allowance for Uncollectible
         Accounts Receivable           $    61,000       75,000         --         60,000        76,000
                                       -----------      -------     --------     --------      --------
                                       -----------      -------     --------     --------      --------
Inventory Excess and
         Obsolescence Reserve          $   368,000      179,000         --        (45,000)      592,000
                                       -----------      -------     --------     --------      --------
                                       -----------      -------     --------     --------      --------

Warranty Reserve                       $    35,000       15,000         --         15,000        35,000
                                       -----------      -------     --------     --------      --------
                                       -----------      -------     --------     --------      --------