Form 10KSB
period 1999-03-31
PHOTOMATRIX INC/ CA
filed 1999-09-09
CIK 814427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the transition period from ________ to _________.

                         Commission file number 0-16055



                                PHOTOMATRIX, INC.

             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                    95-3267788
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

1958 KELLOGG AVE., CARLSBAD, CALIFORNIA                            92008
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (760) 431-4999
                                 --------------
              (Registrant's telephone number, including area code)

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

                     Yes     X               No
                         ---------              ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated hereby by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 14, 1999, based on the average of the highest and lowest prices of such stock on that date was $1,859,000. The number of shares of common stock of Photomatrix, Inc. outstanding as of August 14, 1999, was 9,914,000.

The issuer's revenues from continuing operations for the year ended March 31, 1999 totaled $5,009,000

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

ITEM 1.  BUSINESS

OVERVIEW

                  Photomatrix, Inc. ("we," the "Company," or "Photomatrix,") is a value-added contract manufacturing company, specializing in electronics manufacturing, including enclosed electronic systems. On June 5, 1998, the shareholders of Photomatrix approved a merger ("Merger") with I-PAC Manufacturing, Inc. ("I-PAC"). On July 1, 1998, we acquired certain assets of MGM TechRep and formed PHRX Rep Co. ("Rep Co."), an outside sales representative firm. On November 27, 1998, we acquired certain assets of Amcraft, Inc. and formed I-PAC Precision Machining ("Precision Machining"), a contract precision metal machining business. On December 18, 1998, we acquired certain assets of Greene International West and formed National Metal Technologies ("NMT"), a contract metal stamping business. On June 21, 1999, we sold certain assets and product rights of our wholly owned subsidiary, Photomatrix Imaging, Inc. ("PMX") to Scan-Optics, Inc. Photomatrix is currently comprised of I-PAC, NMT, Precision Machining and Rep Co.

         I-PAC is a value added contract manufacturer, specializing in the manufacture of electrical and mechanical assemblies. PMX currently manufactures high-performance document and aperture-card scanners for Scan-Optics.

CORPORATE HISTORY

         Photomatrix was incorporated in California in 1978 under the name Xscribe Corporation. On July 31, 1996, the Company sold substantially all the assets and the business of its wholly owned subsidiary, Xscribe Legal Systems, Inc. In October 1996, the Company changed its name from Xscribe Corporation to Photomatrix, Inc. In December 1996, the Board of Directors of the Company approved a plan to discontinue the operations of another wholly owned subsidiary, Lexia Systems, Inc. In June 1999, the Company sold substantially all the assets and the business of its wholly owned subsidiary, Photomatrix Imaging, Inc. The financial position and results of operations of Photomatrix Imaging, Inc., Xscribe Legal Systems, Inc. and Lexia Systems, Inc. have been shown in the consolidated financial statements of the Company as discontinued operations. In May 1998, we consolidated and relocated our United States continuing operations to 1958 Kellogg Avenue, Carlsbad, California. Our phone number is (760) 431-4999.

         With the June 21, 1999 sale of certain assets and product rights of PMX to Scan-Optics, we have re-positioned the Company as a manufacturing services company whose focus and core competencies are in the electronic manufacturing services industry. During the year, we have acquired metal stamping and metal machining capabilities, which we believe will enhance the services we offer to the electronics market. Although no specific material acquisition is probable as of the date of this Report, we intend to acquire additional capabilities, which will further enhance the range of services that we can offer to our electronic customers. As of March 31, 1999, we consider the Company to be in transition with regard to this re-positioning effort.

DESCRIPTION OF BUSINESS

         Our manufacturing services feature two broad capabilities, electronic assembly ("electronic services") and metal stamping and machining ("metal services"). Our electronic services are primarily performed by I-PAC and are located at 1958 Kellogg Avenue, Carlsbad, California. Our metal services are primarily performed by NMT and Precision Machining and are located at 4040 Calle Platino, Oceanside, California. Rep Co. is located at 1958 Kellogg Avenue, Carlsbad, California.

                               ELECTRONIC SERVICES

PRINCIPAL PRODUCTS

         The Company is primarily a value added custom contract manufacturer of electrical and mechanical assemblies, including complex, multi-layer printed circuit board assemblies, wire and cable harnesses, molded cables, and complete system and subsystem assemblies. Through our wholly-owned subsidiary, I-PAC, we specialize in providing value-added electronic manufacturing services in connection with the manufacture of surface mount and hybrid printed circuit boards used in high value industrial and commercial products which require an exceptionally high level of quality control, a critical emphasis on delivery schedules, and intensive customer support.

         All printed circuit boards that we manufacture are designed by our customers and manufactured to their specifications. Using computer controlled manufacturing and test machinery and equipment, we provide manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. We offer a wide range of manufacturing and management services, either on a turnkey or consignment basis, including material procurement and control, manufacturing and test engineering support, and quality assurance. Our strategy is to develop long-term manufacturing relationships with established and emerging original equipment manufacturers ("OEMs").

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

         INDUSTRY SIZE

         The market for electronics manufacturing services in the United States jumped 25% in 1998, to reach $22.5 billion, according to a survey by the Institute for Interconnecting and Packaging Electronic Circuits (IPC), a trade association of board assemblers and contract manufacturers in Northbrook, IL. The report predicts that manufacturing services' revenue will reach $44 billion by 2001. A Purchasing Magazine survey conducted in 1998, found that 47% of an average OEMs electronics manufacturing is outsourced and that OEMs spend an average $5.2 million per year on contract manufacturers.

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

         SMT is an assembly process that allows the placement of a large number of components in a dense array directly on both sides of a PCB. SMT is a recent advance over the more mature PTH technology, which permits electronic components to be attached to only one side of a PCB by inserting the component into holes drilled through the board. The SMT process allows OEMs to use advanced circuitry, while at the same time permitting the placement of a greater number of components on a PCB without having to increase the size of the board. By allowing increasingly complex circuits to be packaged with the components in closer proximity to each other, SMT enhances circuit processing speed and board and system performance.

         Lead times for PCBs generally fall into two categories, "quick turn" and "standard." Quick turn lead times range from one to 15 days for prototype and pre-production quantities. Standard lead times typically run from six to twelve weeks and are generally associated with larger volumes.

         As OEMs have increasingly focused on core competencies, outsourcing of PCBs and electronic interconnects has grown. The 1997 worldwide PCB market was estimated at $29.7 billion by IPC, of which the U.S. portion was $7.8 billion and was forecast to grow 6.5% annually through 2001.

         SYSTEM AND SUBSYSTEM ASSEMBLY

         According to Technology Forecasters of Alameda, California, the worldwide value added contract manufacturing market was approximately $90 billion in 1998 and is growing at a worldwide rate of approximately 25% per year. We believe that OEMs are increasingly relying upon independent contract manufacturers for the manufacture of complex electronic interconnect products rather than on in-house production.

         BUSINESS STRATEGY

         In response to these industry trends, we have positioned the Company as a specialist in the manufacture of complex, multi-layer PCBs, wire and cable harnesses, molded cables, and complete system and subsystem assemblies including value added electronic manufacturing services. Our strategy is to emphasize our experience with surface mount and hybrid printed circuit boards used in high value industrial and commercial products which require an exceptionally high level of quality, a critical emphasis on delivery schedules, and intensive customer support. Further, our strategy includes the following elements:

                  Establish and Maintain Long-term Relationships. One of our primary objectives is to pursue opportunities whereby we become an integral part of an OEM's manufacturing operations. In this regard, the Company strives to work closely with its customers in all phases of design and production in an attempt to establish itself as the sole or primary source for our customers' specialized manufacturing requirements. We believe that this effort to develop close, reliable, long-term relationships builds customer loyalty that is difficult for competitors to overcome. We specifically target turnkey manufacturing opportunities, including electronic enclosure assemblies, because such business offers increased profit margin, greater control over all variables of the manufacturing process and greater reliance upon us by the OEM associated with the turnkey operation.

                  Target and Maintain Balance Among Selected OEM Industries and Customers. The Company markets its services to industries and customers that have strict quality control standards for their products and that have service intensive manufacturing requirements. We focus on complex assemblies in low and medium volumes for commercial and industrial customers. The Company has not been, and does not intend to become, a manufacturer of high volume PCB assemblies for personal computers or other consumer related products, which typically have relatively low margins. Instead, we have focused on a variety of industries that produce products that generally have longer life cycles, higher engineering content, higher customer margins, more stable demand and less price pressure.

                  Provide Comprehensive and Reliable Manufacturing Services. We believe that our ability to attract and retain customers depends on our ability to offer a broad range of specialized services. We provide our customers with services ranging from prototype production to the manufacture of PCB assemblies, material procurement and management, post-production testing, and final product assembly. We also strive to provide the highest level of reliability in connection with these services and have an ongoing program of investing in sophisticated machinery and equipment to enable us to achieve this objective on a continuing basis. Our ability to provide electrical mechanical assembly, wire and cable assembly and harnessing, molded cable processing and other related services allows us to offer a broader range of value added services to our customers than is typically offered by a PCB assembly manufacturer.

                  Pursue Opportunities for Growth. Although we have not currently identified any candidate for acquisition, we are committed to pursuing opportunities to increase the scope and capabilities of our operations through acquisition. Our strategy is to attempt to increase our contract manufacturing business through growth of our customer base, as well as vertical and horizontal acquisition of other manufacturers.

                  Maintain Flexibility. Many of our customers are leaders in their respective industries. As such, these customers often require that their products be routinely reengineered. The Company has organized its operations so that it can respond rapidly to design changes and provide value added services where needed.

         SERVICES PROVIDED

         We manufacture over 200 different electrical assemblies that are incorporated in over 60 different products. We provide contract manufacturing services primarily with regard to advanced, industrial and commercial products in the industrial controls, process control equipment, commercial broadcast, video and instrumentation markets.

                  Prototype Manufacture. We offer quick turn, PCB prototype manufacturing capabilities, incorporating SMT and hybrid technologies. We support new OEM products in their design phase and then attempt to migrate these products to our production manufacturing facility when larger quantities are required.

                  Product Manufacture. We manufacture electronic products and assemblies for use in a variety of industries and applications. Our manufacturing operations include product assembly, testing, and assembly into final product housings. While we have automated various aspects of many processes, the assembly of components into electronic products is a labor-intensive process generally requiring a high degree of precision and dexterity, together with multiple quality control steps prior to shipment. In addition to PCB assembly, we manufacture various interconnect products, including molded cables.

                  Product Testing. The increasingly complex design and assembly techniques required for products manufactured by the Company, as well as the reliability demanded by its customers, has required us to engage extensive testing of our products. These tests include in-circuit component measurement testing, manufacturing defect analysis, and functional tests.

                  Value Added Services. The Company provides value added electronic manufacturing services to enhance the quality and reduce the cost of OEM products. We primarily solicit the manufacturer of high engineering content OEM products and offer close working relationships with our customers and flexibility to meet customer-engineering needs.


         MANUFACTURING AND SUPPLIES

         The principal materials used by the Company in the manufacture of its products are electronic components such as memory chips, micro-processing units, integrated circuits, resistors, capacitors, transformers, switches, connectors, wire and related items purchased as stock items from a variety of manufacturers and distributors. While we purchase most of these materials from outside sources, we are not dependent upon a single source of supply for any materials essential to our business. The Company has generally been able to obtain adequate supplies of such materials, and no shortage of such materials is currently anticipated. However, notwithstanding the foregoing, there can be no assurance that we will continue to be able to procure such components in the future without material delay or other restrictions.

         MARKETING

         Senior management of I-PAC and Rep Co. are currently primarily responsible for marketing our electronic manufacturing services. Rep Co. receives variable commissions based on orders received by I-PAC. As part of its marketing strategy, I-PAC attempts to work closely with our customers in all phases of design and production in an attempt to establish itself as the sole or primary source for its customers' specialized manufacturing requirements. We believe that this effort to develop close, reliable, long-term relationships builds customer loyalty that is difficult for competitors to overcome. As a result, we are continually striving to develop new negotiated business with existing customers.

         COMPETITION

         The contract manufacturing industry is highly fragmented and is characterized by intense competition. According to an IPC market study, there are approximately 15 North American contract manufacturers ("CMs") with sales in excess of $300 million, 140 companies with annual sales between $5 million and $300 million and over 1,200 companies with less than $5 million in sales. The contract manufacturing services provided by the Company are available from many independent sources as well as the in-house manufacturing capabilities of current and potential customers of I-PAC. Many of I-PAC's competitors and potential competitors are significantly larger and have significantly more capital, direct buying power and management resources than I-PAC. We believe that the principal competitive factors in our targeted markets are flexible value added services, product quality and reliability, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing and geographical location. We believe that we compete favorably with respect to these factors. However, we also expect that competition in our markets will continue to be intense, and there can be no assurance that we will compete successfully.

                                 METAL SERVICES

         ELECTRONIC ENCLOSURES INDUSTRY

         The electronic enclosures industry is a subsector of the Electronic Manufacturing Services ("EMS") industry. The electronic enclosures industry is comprised of manufacturers of metal and composite enclosures that house and protect sensitive electronic controls and components. These manufacturers need computer numerically controlled ("CNC") machining, metal fabrication, electronic assembly, mechanical assembly, metal finishing, and kitting capabilities.

         The enclosure market represents about $20 billion in revenue, and is well positioned for growth as market leaders aggressively consolidate and their OEM customers analyze their supply base, increasingly relying on suppliers to provide a broader range of electronic manufacturing capabilities.

         ELECTRONIC ENCLOSURE PRODUCTS

         Examples of electronic enclosure products are metallic and composite enclosures and cabinets that house electrical and electronic controls, instruments, and components. Specifically electronic enclosures include: cabinets, cases, subracks, microcomputer packaging systems, backplanes, power supplies, technical workstations, computer room rack mount enclosures, telephone and data patch panels, fiber-optic interconnect boxes and patch panels, power distribution systems, and enclosure cooling systems. Electronic enclosures can be standard, modified or custom made products.

         Electronic enclosure products are primarily sold to original equipment manufacturers (OEMs). The business is driven by the desire of many OEM producers of electronic components to outsource manufacturing, product development, supply chain management, assembly and testing.

         MARKETS FOR ELECTRONIC ENCLOSURES

         Industries that require electronic enclosures include:

                  INDUSTRIAL MARKETS which are comprised of manufacturing industries in which electrical and electronic controls require protection from harsh factory floor environments, plant maintenance and repair, commercial construction and electrical equipment manufacturers.

                  COMMERCIAL ELECTRONIC MARKETS that are comprised of computer, test and measurement, industrial control and factory automation, medical and automated teller machines industries.

                  OTHER MARKETS including computer networking, data communication, telecommunication and semiconductor industries.

         COMPETITION

         The two biggest companies operating in the electronic enclosures market are Applied Power, Inc. ("Applied Power") and Pentair, Inc. ("Pentair"). Applied Power is a $1.2 billion revenue company. Enclosure products and systems accounted for $480 million of their revenues in 1998. Pentair is a diversified international manufacturer with annual sales of approximately $2 billion. Its electrical and electronic enclosure revenues totaled $564 million in 1998. Competition in this segment can be very intense and focuses on price, innovation, service, quality and delivery.

         PRINCIPAL PRODUCTS

         In order to broaden our EMS capabilities and position the Company as a participant in electronic enclosures industry, we formed NMT. NMT was founded in December 1998 by acquiring certain assets and contracts from Green International West ("GIW"), a metal stamping company located in Oceanside, California. GIW recently emerged from a Chapter 11 Federal Bankruptcy proceeding, which was canceled through the infusion of new capital funds from its major shareholders. As a result, NMT currently is a metal stamping facility that manufactures and supplies metallic links for munitions manufacturers and the United States and foreign militaries, voice emitters for the defense industry, and munitions clips for a number of commercial arms manufacturers.

METAL STAMPING INDUSTRY

         OVERVIEW

         Metal stamping is generally broken down into two categories, automotive stampings (SIC 3465) and metal stampings, not classified elsewhere (SIC 3469). In 1996, there were an estimated 700 automotive stamping manufacturers in the U.S., reporting sales of $13.6 billion and employing approximately 109,000 people. The 3,600 companies in the metal stampings, not classified elsewhere, category reported 1996 sales of $15.4 billion and employed approximately 116,000 people.

         Stamped metal products are used in the medical, commercial, aerospace, electrical, automotive and defense industries. Because of the sophisticated applications in which these products are used, they must be manufactured under strict quality methods such as Statistical Process Control
(SPC) or similar quality
management techniques. Highly accurate dies and quick-change punch press tools are requirements for the expected tolerances within +/-0.001".

         The different types of metal stamping processes are:

         BLANKING is an initial operation involving a punch and die combination for cutting an outside part contour from a piece of stock. It's a single operation on low volume or larger part projects.

         PIERCING is the process of creating inside contours and holes in sheet or plate material. In progressive stamping work, it is usually done first, with blanking the part as the last step.

         COMPOUND DIES stamp both inside and outside contours at the same time in a single station tool. It is the most accurate method for maintaining concentricity and flatness of parts.

         PROGRESSIVE DIES are designed for handling high volumes of parts from strip sheet or coil stock. By handling most of the stamping operations at progressive stations in the tooling, while the material is advanced through it, maximum efficiency is realized per press stroke and secondary handling of material is substantially reduced.

         DRAWING is the process forming a flat metal blank into a die cavity without stretching the material.

         EMBOSSING uses a male and female die to produce shallow indentations or raised designs with no change in material thickness.

         COINING is a closed-die squeezing operation for medium indentations or raised designs.

         SERVICES PROVIDED BY NMT

                  NMT specializes in high-speed metal stamping, progressive die and forming operations. NMT also maintains several secondary metal processing capabilities, including phosphate coating, chem film and heat-treat tempering. NMT features metal stampings from miniature, long run commodity grade parts produced in excess of 1000 parts per minute to large, close tolerance specific parts produced at 2 parts per minute. Metals that NMT processes include stainless steel, copper, cold rolled steel, aluminum and tin. NMT is capable of stamping a wide range of parts to meet commercial, medical or military requirements.

         NMT currently manufactures and supplies metallic links for munitions manufacturers and the United States and foreign militaries, as well as firearm magazines for the after-market firearm industry. During the fiscal year ended March 31, 1999, NMT provided high volume and deep draw metal stamping, metal assembly services and heat treating services to defense contractors such as ILC Industries and Alliant Techsystems. In the after-market firearm magazine market, NMT manufactures components for companies such as Chip McCormick Corporation ("CMC") and Sturm, Ruger & Company. The product NMT manufactures for ILC Industries is called a voice emitter, which is part of a protective gas mask. For Alliant, NMT manufactures automatic links for munition supplies. NMT currently manufacturers and assembles four different gun magazine sizes for CMC.

         VOICE EMITTERS

                  Voice emitters are used in protective masks to allow for face-to-face and telephone communication. These protective masks provide the required protection in combat situations without the aid of forced ventilation air.

         MUNITIONS LINKS

                 Munitions links are used to hold loaded shells or ordnance for large automatic cannons. These are generally for military operations.

         MAGAZINES

                 Gun magazines or "clips" hold loaded shells for personal hand held weapons, such as pistols or rifles.

         We are actively marketing our electronic enclosures manufacturing capabilities to our electronic manufacturing customers, as well as using these expanded capabilities to attract new electronic customers.

         MANUFACTURING AND SUPPLIES

         The principal materials used by NMT are rolled stainless steel, gaskets, diaphragms, and springs. While NMT purchases most of these materials from outside sources, NMT is not dependent upon a single source of supply for any materials essential to its business. NMT has generally been able to obtain adequate supplies of such materials, and no shortage of such materials is currently anticipated. However, notwithstanding the foregoing, there can be no assurance that NMT will continue to be able to procure such components in the future without material delay or other restrictions.

         MARKETING

         Senior management of NMT and Rep Co. are currently primarily responsible for marketing NMT's services. Rep Co. receives variable commissions based on orders received by NMT. Currently, the majority of NMT's orders are the result of a competitive bidding process. The bid process involves customers and potential customers providing NMT and its competitors with a request for quotation ("RFQ"). NMT then prepares a detailed cost estimate and submits a bid. The contract or purchase order is then awarded, generally to the lowest bidder.

         As part of its marketing strategy, NMT attempts to work closely with its customers in all phases of design and production in an attempt to establish itself as the sole or primary source for its customers' specialized manufacturing requirements. We believe that this effort to develop close, reliable, long-term relationships builds customer loyalty that is difficult for competitors to overcome. As a result, NMT is continually striving to develop new negotiated business with existing customers.

         COMPETITION

         The metal stamping industry is highly fragmented and is characterized by intense competition. The metal stamping services provided by NMT are available from many sources, however a higher concentration of competitors can be found in the mid and eastern sections of the United States. NMT's direct competitors are Valentec Wells of Costa Mesa, California and G.G. Greene of Warren, Pennsylvania. Many of NMT's competitors and potential competitors are significantly larger and have significantly more capital, direct buying power and management resources than NMT. We believe that the principal competitive factors in its targeted markets are flexible value added services, product quality and reliability, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing and geographical location. We believe that NMT competes favorably with respect to these factors. However, we also expect that competition in these markets will continue to be intense, and there can be no assurance that NMT will compete successfully.

PRECISION MACHINING INDUSTRY

         OVERVIEW

         In 1996, SIC code 3499, fabricated metal products, not elsewhere classified, accounted for $4.6 billion in revenues. Approximately 38,700 laborers were employed in this category at 1,200 manufacturers.

         Precision machining operations are generally referred to as "machine shops". To compete in the precision machining industry, the machine shop has to provide on-time delivery, quality to specifications and competitive pricing. In general, relationships with vendors will determine a machine shop's ability to deliver the product to the customer on time, the shop's quality is based on engineering and machine operator skills, and the level of productivity and efficiencies realized by the shop will determine pricing.

         The different types of Precision Machining operations are CNC milling, CNC turning, metal sawing, drilling/tapping, centerless grinding

         SERVICES PROVIDED BY PRECISION MACHINING

         Precision Machining was formed in December 1998. Precision Machining processes knurled parts as small as 1" in length to large, complex pieces weighing hundreds of pounds.

         Precision Machining provides a full range of machining services including CNC milling, CNC turning, metal sawing, drilling/tapping, and centerless grinding. Precision Machining also offers secondary operations including tumble de-burring, bead blasting, heat treating, plating, broaching and plasma cutting.

         Precision Machining has experience machining covers, skids and brackets, some of the main components of electronic enclosures, and has the ability to precision machine these items to tight tolerances.

         MANUFACTURING AND SUPPLIES

                  The principal material used by Precision Machining is stainless steel. While Precision Machining purchases most of its materials from outside sources, Precision Machining is not dependent upon a single source of supply for any materials essential to its business. Precision Machining has generally been able to obtain adequate supplies of such materials, and no shortage of such materials is currently anticipated. However, notwithstanding the foregoing, there can be no assurance that Precision Machining will continue to be able to procure such components in the future without material delay or other restrictions.

         MARKETING

                  Senior management of Precision Machining and Rep Co. are currently primarily responsible for marketing Precision Machining's services. Rep Co. receives variable commissions based on orders received by Precision Machining. Currently, Precision Machining's orders are a mix of negotiated and competitive bidding processes. As part of its marketing strategy, Precision Machining attempts to work closely with its customers in all phases of design and production in an attempt to establish itself as the sole or primary source for its customers' specialized manufacturing requirements. We believe that this effort to develop close, reliable, long-term relationships builds customer loyalty that is difficult for competitors to overcome. As a result, Precision Machining is continually striving to develop new negotiated business with existing customers.

         COMPETITION

                  The precision machining industry is highly fragmented and is characterized by intense competition. The precision machining services provided by Precision Machining are available from many sources, however customers tend to use local shops. Many of Precision Machining's competitors and potential competitors are significantly larger and have significantly more capital, direct buying power and management resources than Precision Machining. We believe that the principal competitive factors in its targeted markets are flexible value added services, product quality and reliability, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing and geographical location. We believe that Precision Machining competes favorably with respect to these factors. However, we also expect that competition in Precision Machining's markets will continue to be intense, and there can be no assurance that Precision Machining will compete successfully.

DISCONTINUED OPERATIONS

         The following represents a brief history of the discontinued operations of Photomatrix:

         SALE OF ASSETS, LIABILITIES AND PRODUCT RIGHTS OF PHOTOMATRIX IMAGING CORPORATION. In June 1999, the Company sold certain assets and liabilities related to its scanner business to Scan-Optics for $2.1 million. The Company retained certain assets and liabilities. Under the terms of the Asset Purchase Agreement, Scan-Optics, Inc., paid approximately $2.1 million in cash to acquire product rights and certain assets, including all receivables, inventory and certain equipment, as well as assuming approximately $2 million of current and future liabilities of Photomatrix Imaging Corporation and Photomatrix, Ltd., located in Great Britain. Scan-Optics also assumed lease commitments associated with Photomatrix's engineering facilities located in Chandler, Arizona, as well as its facilities in Great Britain. In addition, Photomatrix has the right to receive royalties up to an aggregate of $250,000 over a three year period dependent upon the release of a new product. The Company has also entered into a Transition Agreement during which Photomatrix would continue to manufacture scanners for Scan-Optics at its Carlsbad facility for a transitional period of time. The Company also entered into a five year Manufacturing Agreement to serve as a preferred supplier for certain outsourced manufacturing components as required and ordered by Scan-Optics.

         SALE OF ASSETS, LIABILITIES AND PRODUCT RIGHTS OF XSCRIBE LEGAL SYSTEM, INC. In July 1996, the Company sold certain assets and liabilities related to its computer-aided transcription business to its primary competitor for $2.2 million. The Company retained certain liabilities.

         LEXIA SYSTEMS, INC. In October 1993, the Company acquired the North American Sales Division of International Computers Limited, Inc. ("ICL"), a developer of groupware (office automation) software and manufacturer of Unix-based hardware, and formed Lexia Systems, Inc. ("Lexia"). Lexia and ICL entered into a strategic alliance whereby Lexia was to distribute ICL's groupware products in the United States and support the domestic installed base of ICL customers. However, the business partnering efforts between the Company and ICL and its sister company, Fujitsu ICL Computers Ltd. ("Fujitsu") have proved to be ineffective primarily because of a difficult working relationship between ICL, Fujitsu and Lexia, combined with the fact that Lexia did not own the applicable software or proprietary rights and was not able to control the marketing or product management of ICL and Fujitsu products. Consequently, in December 1996, the Board of Directors of the Company approved a plan to discontinue Lexia Systems, Inc. The operations of Lexia were shut down on September 30, 1998. Approximately $250,000 of reserves for discontinued operating losses was not required, contributing to income from discontinued operations for the year. Lexia has entered into a settlement with Fujitsu Computers Ltd. ("Fujitsu") regarding its disagreements over outstanding claims. Lexia had carried on its books accounts payable claims by Fujitsu in the amount of $341,000. Lexia has disputed these liabilities. Lexia agreed to pay Fujitsu $200,000 over an eight month period as payment in full of all outstanding claims against Lexia, resulting in an additional $141,000 of income from discontinued operations for the fiscal year 1999. Lexia also carries on its books accounts payable and unpaid rent claims by ICL, a sister company of Fujitsu, in the amount of $457,000. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to the outstanding claims previously made by ICL.

                  OTHER INFORMATION REGARDING ALL SUBSIDIARIES

SEASONALITY

         On a consolidated basis, we expect to experience our strongest sales volume in the first and second quarters of each calendar year, but we do not consider our business to be seasonal. It is more accurately subject to the business cycles that impact our customers.

BACKLOG

         As of August 14, 1999, our consolidated backlog was approximately $3,293,000 for continuing operations. We define backlog as hard copy contracts or purchase orders for which we have firm delivery dates.

EMPLOYEES

         As of August 1, 1999, we had approximately 121 full time employees and 0 part time employees. None of our employees are represented by a labor union. We believe our relations with our employees are good.

GOVERNMENT REGULATION

         The Company's operations are subject to certain federal, state and local regulatory requirements related to environmental, waste management, health and safety matters. While there can be no assurance that material costs and liabilities will not be incurred or that past or future operations will not result in exposure to claims of injury by employees or the public, we believe that our business is operated in substantial compliance with such regulations.

         The Company periodically generates and temporarily handles limited amounts of materials that are considered hazardous wastes under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues.

ITEM 2.  PROPERTY

         We maintain our executive offices and electronic manufacturing facilities in a 40,000 square foot, two story concrete building located at 1958 Kellogg Ave., Carlsbad, California. We began leasing these facilities under a sale and leaseback transaction that was completed on June 3, 1999.

         NMT leases an 80,000 square foot facility located at 4040 Calle Platino Avenue, Oceanside, California. The lease for this facility provides for annual rent of $300,000 from February 1999 to November 2000, $422,400 from December 2000 to November 2001, and $576,000 from December 2001 to November 2002. Thereafter, until the lease expires in 2013, annual increases in rent will be based on the Consumer Price Index ("CPI"), but in no case shall the increase be greater than 6% or less than 3%.

         During the fiscal year ended March 31, 1999, I-PAC Express leased a 5,000 square foot facility located at 1415 East McFadden Avenue, Santa Ana, California. In April 1999, that lease was terminated.

         During the fiscal year ended March 31, 1999, the Company also leased facilities in Chandler, Arizona and London, England. These facilities housed the Photomatrix product development and Photomatrix European operations, respectively. The Chandler facility consists of 5,100 square feet, and the lease expires in June 2000. The London facility consists of 2,400 square feet, and the lease expires in May 2013. Effective June 21, 1999, these leases were either sub-leased or assigned to Scan-Optics as part of the sale of scanner operations.

         Subsequent to March 31, 1998, we relocated our corporate headquarters from San Diego, California to our current Carlsbad, California location. We are still party to a lease of a facility located in San Diego, California, consisting of approximately 23,400 square feet, which previously housed our corporate offices and our manufacturing, sales and administrative functions. The lease expires in September 2002. We have entered into an assignment of this lease, effective June 15, 1998.

         During the fiscal year ended March 31, 1999, our discontinued subsidiary Lexia also leased 880 square feet in Herndon, Virginia. This lease expired in November 1998.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has indemnified Stenograph Corporation in connection with a product liability case pending in the Nineteenth Judicial District, East Baton Rouge Perish, in which Stenograph is a defendant (BROWN V. STENOGRAPH ET AL). The Company has tendered this claim to its insurance carrier, St. Paul Fire ("St. Paul"). St. Paul has assumed the Company's defense. The insurance carriers have prevailed in all similar judgments rendered to date. It may take several years before this litigation is ultimately resolved. The Company believes that this case is without merit and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their properties is the subject. The Company is not aware of any such proceedings known to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET PRICES OF PHOTOMATRIX COMMON STOCK

         On July 8, 1999 Photomatrix, Inc. was de-listed from the Nasdaq SmallCap Market and is now traded in the Over-the-Counter Bulletin Board under the symbol PHRX. On August 14, 1999, there were 9,914,000 shares outstanding, and there were approximately 2,000 shareholders of record. Following is information regarding Photomatrix, Inc. common stock market prices:

                                     FISCAL YEAR 1999               FISCAL YEAR 1998
                                     ----------------               ----------------
          Quarter Ended          Low Bid         High Bid        Low Bid         High Bid
          -------------          -------         --------        -------         --------
          June 30 - 1st            9/16           1-3/16           5/16            5/8
          September 30 - 2nd       5/8            1-1/16           9/32            9/16
          December 31 - 3rd        3/8            31/32            1/4             29/32
          March 31 - 4th           1/8            9/16             3/8             15/16

The Company has not paid a cash dividend on its common stock, and it is not anticipated that the Company will pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Following is a comparative discussion by fiscal year of the results of continuing operations for the last two fiscal years ended March 31, 1999. The Company believes that inflation has not had a material effect on its operations to date.

FISCAL YEAR 1999 ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR 1998 ENDED MARCH 31, 1998

         On June 11, 1998, the Company acquired I-PAC. On July 1, 1998, the Company acquired PHRX Rep Co. On November 27, 1998, the Company acquired the assets and business of I-PAC Precision Machining, Inc. ("Amcraft"). On December 18, 1998, the Company acquired the assets and business of NMT. All acquisitions were treated as purchases for accounting and financial reporting purposes. These companies comprise the manufacturing group. Under the purchase method of accounting, the results of operations of the acquired companies are combined with those of the Company from the date of acquisition. In addition, on March 2, 1999, the Company decided to sell the assets of its scanner operations to Scan-Optics, Inc. Accordingly, operational results of the scanner operations have been reclassified as discontinued operations for the respective years presented herein. The balance sheets of the scanner operations have similarly been reclassified as net current assets of discontinued operations as of March 31, 1999. As a result, the current year ended March 31, 1999, represents the first operating period reflecting the combined operations of I-PAC, PHRX Rep Co., Amcraft and NMT, with the scanner operations shown as discontinued for all periods shown. As all of these operations were acquired during the current year, only partial year results of operations are included in the consolidated statement of operations of the Company.

CONTINUING OPERATIONS

         Consolidated revenues for the year ended March 31, 1999 totaled approximately $5,009,000, and was comprised of approximately $3,886,000 of electronic manufacturing services revenue, $1,062,000 of metal manufacturing services revenue and $61,000 of other revenue. The electronic manufacturing services revenue was generated over approximately ten months of operations, while the metal manufacturing services revenue was generated over approximately four months and the other revenue was generated over nine months. During this period, revenues were adversely affected by the Company's tight cash position. This tight cash condition has continued subsequent to March 31, 1999.

         Consolidated gross margin for the year ended March 31, 1999 was approximately $740,000 or 14.8% of consolidated revenues. This amount is comprised of approximately $507,000 of electronic manufacturing services gross margin, $172,000 of metal manufacturing services gross margin and $61,000 of other gross margin. The consolidated gross margin represents an amount considered by management to be significantly less than expected under normal operating conditions. The poor gross margin performance was primarily the result of much lower volume and higher material costs related to the Company's tight cash condition during the last five months of the fiscal year.

         Consolidated selling, general and administrative ("SG&A") expenses for the year ended March 31, 1999 was approximately $3,154,000. This amount is comprised of approximately $1,704,000 of corporate general and administrative expenses, $1,101,000 of electronic manufacturing services SG&A expenses and $349,000 of metal manufacturing services SG&A expenses. No corporate general and administrative expenses were allocated to discontinued operations. The Company has been in the process of reducing its consolidated SG&A expenses during the first quarter of fiscal 2000. Management believes that these costs may be further reduced as a result of the sale of the scanner operations and the consolidation of the metal manufacturing services, although there is no assurance that these additional cost reductions will be achieved.

         Consolidated other expenses for the year ended March 31, 1999 totaled approximately $280,000 and was comprised primarily of interest expense.

         The low gross margins, combined with higher than normal SG&A expenses and other expenses resulted in a loss from continuing operations of $2,694,000 ($0.30 per share) for the year ended March 31, 1999.

         In June 1999, the Company sold its scanner business. The Company recorded a loss on the sale of discontinued operations of approximately $1,036,000 for the year ended March 31, 1999. In addition, the Company recorded a loss from discontinued operations in the current year of $1,061,000 related to its scanner operations (which is more fully described below), offset by approximately $415,000 of income from discontinued operations related primarily to its previously discontinued subsidiary, Lexia Systems, which is also more fully described below. This compares with a loss from discontinued operations in the prior year related to scanner operations of $1,696,000 , which was offset by $214,000 of income from discontinued operations primarily related to its previously discontinued subsidiary, Xscribe Legal Systems. Including the loss on sale of discontinued operations and the loss from discontinued operations, the net loss for the year ended March 31, 1999 was $4,376,000 ($0.49 per share) compared to a net loss for the year ended March 31, 1998 of $1,482,000 ($0.29 per share), an increase of $2,977,000 (200.1%).

DISCONTINUED OPERATIONS

         On March 2, 1999, the Company approved the sale of its scanner operations to Scan-Optics. The following analysis compares the results of the scanner and other discontinued operations for the fiscal year 1999 compared to the fiscal year 1998.

         Consolidated revenue for discontinued operations for the year ended March 31, 1999 decreased by $2,321,000 (27.0%) to $6,274,000 from $8,595,000 for the year ended March 31, 1998. This decrease was due to decreases in scanner revenue of $1,242,000 (29.6%), COM duplicator revenue of $169,000

(100.0%) and spare parts revenue of $484,000 (36.0%) and service revenue of $300,000 (18.4%). The decrease in scanner revenue was primarily attributable to a decrease in orders of approximately $1,419,000 received from a major OEM customer.

         Consolidated gross margins for discontinued operations for the year ended March 31, 1999 decreased $878,000 (30.0%) to $1,828,000 from
$2,706,000. This excludes the effect of the $1,016,000 write-off of capitalized software, as more fully discussed below, and goodwill. Gross margin, excluding the write-off of intangible assets, as a percent of sales decreased 1.8% to 29.7% from 31.5% in the year ended March 31, 1998. This decrease was due to production inefficiencies resulting from reduced volume.

         Selling, general and administrative ("SG&A") expenses for discontinued operations decreased $220,000 to $2,978,000 from $3,198,000 in the prior year. As a percent of revenue SG&A increased 10.6% to 47.8% from 37.2% in the prior year. The cost reductions are attributable primarily due to cost reduction efforts in both the sales and marketing and the general and administrative areas of the Company, which were implemented during the current fiscal year.

         Research and development expenses for discontinued operations decreased $302,000 (30.4%) to $693,000 from $995,000 in the year ended March 31, 1998. No software development expenditures were capitalized because they related to non-technologically feasible projects in the current year, compared to $103,000 in the prior year. Total development spending decreased $405,000 to $693,000 from $1,098,000 in the prior year primarily because of decreased scanner development activity.

         As a result of the sale to Scan-Optics, fiscal year 1999 includes a write-off of intangible assets in the amount of $1,016,000. This amount included $44,000 related to capitalized software, $61,000 related to Filenet software development and $911,000 related to goodwill. Fiscal year 1998 includes a write-off of capitalized software in the amount of $366,000. During fiscal 1999, the Company relocated its scanner operations into the I-PAC facility located in Carlsbad, California. The costs related to this move approximate $181,000.

         Interest expense for discontinued operations increased $1,000 to $42,000 from $41,000 in the prior year. Other income decreased $188,000 to $15,000 from $203,000 in 1998. This reduction is the result of a one-time sale of an unused trademark in the amount of $100,000, together with various other transactions that were non-recurring in nature during the prior year.

         The large decrease in gross margin, including the write-off of intangible assets, and the reduction in other income, offset slightly by the decreases in SG&A expenses, interest expense and product development expenses resulted in a loss from the discontinued scanner operations of $2,694,000 ($0.30 per share) for the year ended March 31, 1999. This is an increase of $998,000 (58.8%) over the loss from the discontinued scanner operations of $1,696,000 ($0.33 per share) for the year ended March 31, 1998.

         During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc., as more fully described in Note 4 of the Consolidated Financial Statements contained elsewhere herein. The Company booked net income from discontinued operations in fiscal 1999 of $415,000 compared to income of $214,000 in fiscal 1998. The current year income was comprised of approximately $250,000 of Lexia accruals for estimated losses to dispose which were not required, an additional $141,000 of Lexia income related to the settlement of outstanding claims with Fujitsu and approximately $24,000 of XLS income related to the settlement of outstanding claims. Prior year income was comprised of $214,000 XLS accruals for estimated losses that were not required.

FISCAL YEAR 1998 ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR 1997 ENDED MARCH 31, 1997

         The following discussion compares the results of the discontinued scanner operations for the fiscal year 1998 with fiscal year 1997.

         Consolidated revenue for discontinued scanner operations for the year ended March 31, 1998 decreased by $99,000 (1.1%) to $8,595,000 from $8,694,000 for the year ended March 31, 1997. This decrease was due to decreases in scanner revenue of $593,000 (10.8%) and COM duplicator revenue of $185,000 (52.1%) offset by increases in spare parts revenue of $488,000 (51.0%) and service revenue of $191,000 (9.8%).

         Consolidated gross margins for discontinued scanner operations for the year ended March 31, 1998 increased $412,000 (18.0%) to $2,706,000 from $2,294,000. This excludes the effect of the $366,000 write-off of capitalized software, as more fully discussed below. Gross margin as a percent of sales increased 5.1% to 31.5% from 26.4% in the year ended March 31, 1998. This increase was due to a more favorable product mix, as well as the cost reductions gained as a result of production efficiencies resulting from improved production methods, product modularization and the consolidation of the San Diego, California and Culver City, California operations in March, 1997. These improvements were somewhat offset by the write-off of $165,000 of inventory and an increase in the Company's reserve for obsolete inventory by $475,000 as a result of new product introductions, together with a significant decrease in sales of aperture card scanners.

         Selling, general and administrative ("SG&A") expenses for discontinued scanner operations decreased $113,000 to $3,198,000 from $3,311,000 in the prior year. As a percent of revenue, SG&A decreased 0.9% to 37.2% from 38.1% in the prior year. These reductions are attributable primarily due to cost reduction efforts in both the sales and marketing and the general and administrative areas of the Company, which were implemented during the 1998 fiscal year.

         Research and development expenses for discontinued scanner operations increased $188,000 (23.3%) to $995,000 from $807,000 in the year ended March 31, 1997. Software development expenditures that were capitalized because they related to technologically feasible projects were $103,000 in the current year compared to $162,000 in the prior year. Total development spending increased $129,000 to $1,098,000 from $969,000 in the prior year primarily because of increased scanner development activity, including the development of new models.

         Fiscal year 1998 includes a write-off of capitalized software in the amount of $366,000. Fiscal year 1997 includes a charge for facility consolidation and relocation in the amount of $520,000.

         Interest expense for discontinued scanner operations decreased $51,000 to $41,000 from $92,000 in the prior year. This decrease was due to the elimination of borrowings under the Company's credit facility during fiscal 1998. Other income decreased $47,000 to $203,000 from $250,000 in 1997. This reduction is the result of a one-time sale of an unused trademark in the amount of $100,000 in the 1998 fiscal year together with various other transactions which were non-recurring in nature, compared to a $250,000 non-recurring payment from a major customer under a minimum quantity purchase contract during the fiscal year 1997.

         The Company's provisions for income taxes were $5,000 and $104,000 in the years ended March 31, 1998 and 1997, respectively. These amounts are substantially different from provisions calculated using the statutory rates because of the Company's inability to recognize the effect of net operating losses and related carry-forwards. The fiscal year 1997's provision was significantly greater than that of the fiscal year 1997, as a result of an increase in the Company's valuation allowance relating to deferred tax assets.

         The increases in gross margin and decreases in SG&A expenses, interest expense and income tax expense, offset slightly by the increase in product development expenses and reduction in other income, resulted in a loss from continuing operations of $1,696,000 ($0.33 per share) for the year ended March 31, 1998. This was an improvement of $594,000 (25.9%) over the loss from continuing operations of $2,290,000 ($0.44 per share) for the year ended March 31, 1997.

         During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc., as more fully described in Note 4 of the Consolidated Financial

Statements contained elsewhere herein. The Company booked a net loss from discontinued operations in fiscal 1997 of $117,000. This loss included accruals for indemnifications related to the discontinued operations of Xscribe Legal Systems. During the fiscal year 1998, the indemnification period lapsed and the Company determined that the remaining accruals were no longer necessary. The accruals were reversed, resulting in income from discontinued operations of $214,000 in the fiscal year 1998. Including the income from discontinued operations, the net loss for the year ended March 31, 1998 was $1,482,000 ($0.29 per share), an improvement of $925,000 (38.4%)
over the net loss for the year ended March 31, 1997 of $2,407,000 ($0.46 per share)

LIQUIDITY AND CAPITAL RESOURCES

Following is a discussion of Photomatrix's recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.

RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES

         In July 1998 the Company entered into a $2,100,000 credit facility with its bank that included a $1,500,000 line of credit and a $600,000 term loan. The outstanding balances under these loans, as of March 31, 1999 was $2,122,000. The line of credit accrued interest on outstanding borrowings at the bank's prime rate plus 1 % per annum until March 1, 1999, after which interest accrued at the bank's prime rate plus 6 % per annum. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,500,000 or 70% of eligible accounts receivable (as defined under the agreement). The Company had been required to (1) maintain a minimum tangible net worth of $3,200,000 as of December 31, 1998, and $3,500,000 thereafter (2) maintain a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0, and (3) maintain a minimum debt service coverage of no less than 1.25 to 1.0. Based on December 31, 1998 financial data, the Company was not in compliance with these covenants. The bank agreed to forebear from taking adverse action, subject to the Company fulfilling certain reporting and other conditions, including entering into discussions with alternative lenders to replace the bank's credit facilities. Accordingly the amount due under the term loan portion of this credit facility has been reclassified as a current liability as of March 31, 1999. The Company paid all outstanding balances under this credit facility on June 21, 1999.

         On June 18, 1999, the Company entered into a $1,500,000 credit facility with another lender that included a $1,200,000 line of credit and a $300,000 term loan. The line of credit accrued interest on outstanding borrowings at the bank's prime rate plus 4 % per annum. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). Outstanding borrowings are collateralized by primarily all of the Company's assets. The line of credit expires on June 30, 2001.

         As of March 31, 1999, the Company had issued two notes in the aggregate amount of $2,023,000, which are collateralized by the trust deeds of the Company's real property located in Carlsbad, California. The repayment of these notes was guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes were payable in aggregate monthly installments of approximately $18,000, including interest ranging from 7.5% to 9.5%. On June 3, 1999, the Company closed escrow on a sale-and-leaseback transaction, whereby it sold the real property for $2.9 million and entered into a fifteen year lease with the buyer. All underlying debt was extinguished.

         In December 1998, NMT became obligated under a five-year note in the amount of $350,000, bearing interest at 8%. Future note payments may be made in a combination of Photomatrix stock and cash at the election of the parties. In addition, NMT agreed to enter into a capital lease of GIW equipment, with a bargain purchase option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease will be satisfied with the issuance of 25,000 shares of Photomatrix common stock valued at $2.00 per share. Photomatrix agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for these initial shares issued for the first year's payments on the note and the equipment lease. This debt will bear interest at 8%.

         The Company is obligated under a series of notes payable totaling $294,000 as of March 31, 1999. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. In October 1998, the Company stopped making payments on these notes, until June 1999, when payments were resumed. The Company is attempting to accelerate the monthly payments required under these notes.

         The Company also has certain equipment notes in the aggregate amount of $44,000 with interest rates varying between 8% and 26.6% with final payments due between 2000 and 2005. These notes are collateralized by equipment. In addition, the Company also has entered into certain capital leases in the aggregate amount of $395,000, calling for minimum monthly payments aggregating approximately $25,000 per month.

         During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in June 1999. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at December 31, 1998. These liabilities are included in net liabilities of discontinued operations. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

         The Company's sources of future short-term liquidity are its cash balance of $42,000 as of March 31, 1999, the proceeds from the sale of assets of its scanner operations and the unused amount of its new $1.5 million credit facility, $1.2 million of which is a line of credit, with its lender. Availability under the line of credit can be further limited based upon the balance of eligible accounts receivable as described above.

         The Company is currently obligated as a guarantor under an assignment agreement of a lease in the amount of approximately $20,000 per month through September 2002. As of March 31, 1999, the Company has not been required to pay any amounts related to this guarantee. The Company is also obligated to pay approximately $17,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

         The Company anticipates that its current cash position, revenue from operations and other (including the sale of assets of its scanner operations and sale and leaseback of its facilities) and funds from its existing line of credit will be sufficient to finance working capital and capital requirements of the combined company for the next twelve months. However, the Company's capital requirements may vary as a result of competitive and technological developments and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital. However, there can be no assurance that the Company can raise additional capital under favorable terms, if at all.

                          NEW ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" (SFAS 133) issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect adoption of SFAS 133 to have a material effect on its financial position or results of operations.

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

         The Company believes that its products are fully Year 2000 compliant.

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

         Currently, the Company does not have an estimate of costs associated with these efforts, but does not believe them to be significant. However, the Company could be adversely impacted if its suppliers or customers do not make the necessary changes to their own systems and products successfully and in a timely manner, or if regional infrastructure failures occur as a consequence of Year 2000 problems.

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

FUTURE OPERATING RESULTS

         Photomatrix's business is subject to the following risks and uncertainties in addition to those described above.

STATUS AS A GOING CONCERN

The Company's independent public accountants have included an explanatory paragraph in their audit report with respect to substantial doubt concerning the Company's ability to continue as a going concern. As noted in Note 4 of the consolidated financial statements, subsequent to March 31, 1999, the Company sold the product rights and certain assets of its scanner operations, entered into a sale and leaseback transaction of its building and land, retired approximately $4 million of bank debt and entered into a new credit facility arrangement with a lender. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its new financing agreement, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is concentrating on increasing sales. However, there can be no assurance as to the Company's success in this regard.

ABILITY TO SUCCESSFULLY MARKET MANUFACTURING SERVICES

         The Company's growth strategy is dependent upon its ability to market successfully its contract manufacturing and metal enclosed electronic systems manufacturing services. During the last six months of fiscal year 1999 and the first three months of fiscal year 2000, our ability to do this has been significantly hampered by the tight cash position brought about by the operating losses of our scanner operations. With (1) the completion of the sale of the product rights and assets of the scanner operations, (2) the sale and leaseback of our Carlsbad facility and (3) the establishment of a $1.5 million credit facility with a new lender, we are concentrating our efforts on the marketing and sales of our electronic contract and metal enclosure manufacturing services. We have limited prior experience in marketing and manufacturing metal enclosed electronic systems. There is no assurance that we will be successful in this effort.

COMPETITIVE ENVIRONMENT

         There can be no assurance that Photomatrix will be able to overcome competitive forces and reactions in order to increase revenue in an amount necessary to return to profitability. The Company's ability to increase its revenue is partially dependent upon successfully developing additional OEM relationships and upon expanding its direct sales. The Company's ability to improve its sales is in part dependent upon its marketing expenditures. The Company's liquidity constraints may limit these expenditures.

         We operate in a highly competitive industry and face competition from a number of domestic and foreign electronic and electronic enclosure manufacturing services companies, many with financial and manufacturing resources greater than the Company's. We also face competition in the form of current and prospective customers that have the capabilities to develop and manufacture products internally. In order to maintain a viable alternative, we must continue to enhance our total engineering and manufacturing technologies.

REQUIRED REVENUE INCREASES

         We have reduced operating costs over the past eighteen months. In recent months, the Company has consolidated many of its operations, including moving I-PAC Express and Rep Co., to the Carlsbad, California facility and moving the Precision Machining operations into the Oceanside, California facility. At current revenue levels, these cost reductions will not, in and of themselves, return the Company to profitability. Therefore, we are currently focused on increasing our revenue through the pursuit of OEM opportunities in the electronics industry in order to return the Company to profitable operations. We believe that the recent acquisitions and sale of scanner operations enhances the likelihood that the Company will return to profitability. There is no assurance, however, that the Company will be profitable.

RETENTION OF KEY EMPLOYEES

         The Company is highly dependent upon the principal members of its management staff and key individuals in all areas of the Company. We have implemented certain programs we believe will help in retaining these key employees. There can be no assurance that we will be able to retain all key personnel or attract new qualified personnel on acceptable terms.

RETAINING AVAILABILITY OF LINE OF CREDIT

         The Company has not yet achieved a critical-mass level of revenue sufficient to reach a financial break-even point. As of December 31, 1998, Photomatrix, Inc. was in default of all loan covenants under a $2.1 million credit facility with its bank. On February 10, 1999, the bank agreed to forebear from taking adverse action, provided that Photomatrix found an alternative lending source or otherwise paid off all debt prior to May 15, 1999. We immediately began discussions with alternative lenders. Proceeds from the sale of the scanner operations and the building were used to retire this credit facility. On June 18, 1999, we also entered into a $1.5 million credit facility with a lending institution. We believe that the new credit facility will be adequate to finance the Company's growth in the year ending March 31, 2000.

Furthermore, as discussed above, if the Company cannot increase revenue levels sufficiently to return to profitability, we could be in default of our new debt agreements during the current year and possibly lose our line of credit.

BIDDING LONG TERM AND GOVERNMENT CONTRACTS

         The majority of NMT's customers are currently defense contractors. The majority of contracts with these customers are awarded based on the lowest bid over a multiple year period of performance. While we believe that we are able to accurately estimate costs, including increases in labor and material costs, over the life of these multiple year defense contracts, there can be no assurance that costs used to estimate the cost of these contracts when preparing a bid will approximate actual costs over the life of the contract.

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

ACQUISITION STRATEGY

         Geographical expansion and growth by acquisition can have an effect on the Company's operation. The successful operation of an acquired business will require communication and cooperation among key managers, along with the transition of customer relationships. There can be no assurance the Company will successfully manage the integration of new locations or acquired operations and may experience certain inefficiencies that could negatively impact the results of operations. Additionally, no assurance can be given that any past or future acquisition by the Company will enhance the Company's business.

LEXIA SYSTEMS, INC.

         Relative to the discontinuation of Lexia Systems, Inc. ("Lexia"), and to the protracted nature of the negotiations and the disagreements with vendors, ICL and Fujitsu, there is no assurance that Lexia and ICL/Fujitsu will settle their current disagreements.

      During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $341,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in June 1999. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at March 31, 1999. These liabilities are included in net assets of discontinued operations. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

         Other factors that could adversely affect forward-looking statements include (1) the Company's ability to maintain and expand its customer base,
(2) gross margin pressures, (3) the effect of start-up costs related to new facilities, (4) the overall economic conditions affecting the electronics industry, and (5) other factors and risks detailed herein and in the Company's other Securities and Exchange Commission filings.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements filed herewith are set forth in "F" pages and are incorporated herein by reference.

The following consolidated financial statements are filed herewith:

     Consolidated Balance Sheet as of March 31, 1999
     Consolidated Statements of Operations for the years ended March 31, 1999 and 1998
     Consolidated Statements of Shareholders' Equity for the years ended
       March 31, 1999 and 1998
     Consolidated Statements of Cash Flows for the years ended March 31, 1999 and 1998
     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 19, 1999, KPMG LLP resigned as principal independent accountant for Photomatrix, Inc. The reports of KPMG LLP on the Company's consolidated financial statements for the prior two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended March 31, 1998, and in the subsequent interim period through February 19, 1999, there were no disagreements with KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the matter in their report.

         On May 26, 1999, we retained BDO Seidman, LLP as our new independent principal accountant. During the last two fiscal years and subsequent interim periods of the Company, the Company did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Mr. PATRICK W. MOORE assumed the duties of Chief Executive Officer and Vice Chairman of the Company effective as of June 11, 1998. Mr. Moore has been a Director of the Company since January 1991. Mr. Moore, who has served as the President of I-PAC since 1990, has significant business experience in both the private and public sectors. From 1986 to 1990, Mr. Moore served as President of

Southwest General Industries, a privately held electronic contract manufacturing company. From 1981 to 1986, Mr. Moore served as President of the San Diego Private Industry Council and as Executive Director of the San Diego Regional Employment and Training Consortium. Mr. Moore has served on the National Commission on Employment Policy, committees of the National Academy of Science, and as the national president of various trade organizations based in Washington, D.C. Mr. Moore is 51 years of age.

Mr. SUREN G. DUTIA has been a Director of the Company and has served as the President and Chief Executive Officer of the Company from January 1989 through June 11, 1998. He was elected to be the Chairman of the Board of the Company in September 1990. Effective June 11, 1998, Mr. Dutia resigned as Chief Executive Officer and Chairman of the Board and retained his position as President of the Company. Mr. Dutia resigned as President on June 21, 1999. Prior to January 1989, Mr. Dutia was associated from 1981 to December 1988 with Dynatech Corporation, a diversified high-technology company headquartered in Burlington, Massachusetts. From 1986 to 1988, Mr. Dutia was a Division Manager and Vice President. Mr. Dutia was responsible for several subsidiaries, including one operating subsidiary for which he acted as President. He directed turn-around/divestiture activities for Dynatech and handled investor relations. Mr. Dutia is 56 years of age.

Mr. IRA H. SHARP has been a Director of the Company since January 1990. Mr. Sharp has been the owner, Chief Executive Officer and General Counsel of Alderson Reporting Company, Inc., a court-reporting and litigation-support services firm in Washington, D.C., since 1984. Mr. Sharp also served in the same capacities for Alderson from 1977 until 1983. During the period of his absence from Alderson, Mr. Sharp was a lawyer in private practice. Mr. Sharp is 56 years of age.

Mr. JOHN F. STALEY has been a Director of the Company since January 1989. From 1972 to the present, Mr. Staley has been a partner in Staley, Jobson and Wetherell, a law firm Mr. Staley founded, located in Pleasanton, California. Mr. Staley was also the founder and a director of Lab Sales of California and P.M. America, which were corporations involved in the manufacture, sale and distribution of blood-analyzing machines and which were sold to Dynatech Corporation in 1982. In 1982, Mr. Staley co-founded the Bank of Livermore, California. Mr. Staley is 55 years of age.

Mr. JAMES P. HILL became a director of the Company effective as of June 11, 1998. For the last five years Mr. Hill has been, one of the managing directors and president, specializing in bankruptcy law, commercial law and civil litigation in the San Diego law firm of Sullivan, Hill, Lewin, Rez & Engel. Mr. Hill was a Director of the San Diego Bankruptcy Forum from 1991 through 1994 and the Chairman of the Commercial Law Section of the San Diego County Bar Association from 1985 through 1987. Mr. Hill also serves as a director on the Board of MGM Techrep, Inc. Mr. Hill is 47 years of age.

Mr. MICHAEL J. GENOVESE became a director of the Company effective as of February 1999. Mr. Genovese is a partner with the law firm of Grant, Hanley & Genovese, LLP, specializing in the area of business transactional law, including general business, real estate acquisition and sale, and taxation law. Mr. Genovese started his professional career with Ernst & Ernst (currently Ernst & Young, LLP) in 1971 until 1977 when he commenced the practice of law. Mr. Genovese is a member of the Orange County Bar Association, the California State Bar Association (Business Law, Real Property Law and Taxation Sections), and the American Bar Association (Business law, Real Property, Probate & Trust Law, and Taxation Sections). Mr. Genovese is 50 years of age.

EXECUTIVE OFFICERS

Set forth below is information about certain executive officers of Photomatrix and its subsidiaries effective as of August 14, 1999.

MR. ROY L. GAYHART joined Photomatrix as Chief Financial Officer and Secretary on April 18, 1997. From 1994 to 1997, Mr. Gayhart was President of Sutherland-Gayhart, Inc., a private investment company that specialized in small start-up and bridge financing investments. From 1992 to 1994 he served as Chief

Financial Officer, and later Vice President of International Operations, for Lottery Enterprises, Inc. Mr. Gayhart has also served as Chief Financial Officer and Chief Operating Officer for the Shorebreak Division of South Carolina Tees, Inc. (from 1991 to 1992), Jack's Incorporated (from 1988 to
1991) and Nu-Ear Electronics, Inc. (from 1984 to 1988). Mr. Gayhart previously was an audit manager with Arthur Andersen LLP. Mr. Gayhart is 49 years of age.

Set forth below is certain information about significant employees of the Company as of August 14, 1999.

MR. TIM MULLENNIX has been serving in the position of Vice President of Sales and Marketing since December 1998. From June 1998 to December 1998, Mr. Mullennix was the Vice President and General Manager of I-PAC. Mr. Mullennix served as the Vice President of the Advance Group of Companies from 1997 to 1998. From 1994 to 1997, Mr. Mullennix was the President of MGM TechRep.

MR. LARRY NARITELLI joined Photomatrix in March 1999 as Corporate Controller. From 1996 to 1999, Mr. Naritelli was employed at Dentsply/New Image in various positions including Accounting Manager and Controller. From 1994 to 1996, Mr. Naritelli was employed at Compton's New Media as Accounting Manager and later as Manager of General Ledgers.

MR. STEPHAN JONES is the General Manager of I-PAC Manufacturing, Inc. Mr. Jones joined Photomatrix in June 1998 as Operations Manager. Mr. Jones was an Operations Consultant from 1997 to 1998 at Ficom and from 1996 to 1997 at Northstar. From 1993 to 1996, Mr. Jones was employed at Three Eagle as a Venture Capital Consultant.

MR. JEFFERY TARDIFF joined Photomatrix in December 1998 as the General Manager of NMT. Prior to joining Photomatrix, Mr. Tardiff was the Quality Manager at Green International West for approximately six months. From 1997 to 1998, Mr. Tardiff was a Managing Partner at QC & Associates. From 1996 to 1997, Mr. Tardiff was employed at D3 Technologies as Tool Design Manager. From 1995 to 1996, Mr. Tardiff served as Quality Control Manager at Spec-Built Systems. From 1992 to 1995, Mr. Tardiff served as a Project Manager for the Convair Division of General Dynamics.

ITEM 10.   EXECUTIVE COMPENSATION

The following table shows, for the most recent three years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years, to the Executive Officers of the Company as of March 31, 1999. No other executive officers of the Company earned annual salary and bonus in excess of $100,000 during the fiscal year 1999.

                                                  SUMMARY COMPENSATION TABLE
                                                  ---------------------------
                                               Annual Compensation                    Long Term Compensation Awards
                                               -------------------                    -----------------------------
NAME AND
PRINCIPAL POSITION               YEAR     SALARY       BONUS       OTHER         SECURITIES UNDERLYING OPTIONS/SARS(#)
------------------               ----     ------       -----       -----         -------------------------------------
William L. Grivas,
  Former Chairman (1) (2)        1999     $125,000     $0          $2,800 (3)    153,941
                                 1998     --           --          --            --
                                 1997     --           --          --            --

Patrick W. Moore,
  Chief Executive Officer (2)    1999     $125,000     $0          $2,700 (4)    153,941
                                 1998     --           --          --            --
                                 1997     --           --          --            --


Suren G. Dutia,
 Former Chairman, CEO &          1999     $140,000     $50,000     $46,500 (5)   --
 President (8)
                                 1998     $140,000     $0          $11,200 (5)   --
                                 1997     $154,400     $30,000     $15,000 (5)   --
Roy L. Gayhart,
  Chief Financial Officer (6)    1999     $114,000     $25,000     $7,750 (7)    210,000
                                 1998     $97,000      $0          $5,800(7)     40,000
                                 1997     --           --          --            --

(1) Mr. Grivas resigned as Chairman of the Photomatrix Board of Directors on January 18, 1999, at which time he also took a paid leave of absence. Mr. Grivas' leave of absence, as well as his status as an employee, terminated as of the expiration of the term of his employment agreement on June 30, 1999.

(2) Mr. Grivas and Mr. Moore were not Executive Officers of the Company prior to fiscal year 1999.

(3) Includes Company matching contributions to the Photomatrix Savings and Investment Plan ($0) and medical premiums ($2,800) for 1999.

(4) Includes Company matching contributions to the Photomatrix Savings and Investment Plan ($0) and medical premiums ($2,700) for 1999.

(5) Includes accrued severance pay ($32,300 in 1999), company matching contributions to the Photomatrix Savings and Investment Plan ($2,500, $4,900 and $4,800,) and supplemental life and medical premiums ($11,700, $7,400 and $10,200) for 1999, 1998 and 1997, respectively.

(6) Mr. Gayhart was not an employee or Executive Officer of the Company prior to fiscal year 1998.

(7) Includes Company matching contributions to the Photomatrix Savings and Investment Plan ($2,500 and $800) and medical premiums ($5,250 and $5,000) for 1999 and 1998, respectively.

(8) Mr. Dutia resigned as Chairman and CEO on June 5, 1998, and as President on June 21, 1999. He remains a director.

EMPLOYMENT AGREEMENTS. Mr. Moore and Mr. Gayhart are employed under employment agreements that expire on September 30, 1999. Mr. Grivas and Mr. Dutia were employed under employment agreements that expired on June 30, 1999 and July 31, 1999, respectively. Mr. Grivas resigned as Chairman on January 18, 1999 and his employment terminated on June 30, 1999. Mr. Dutia resigned as President on June 21, 1999 and his employment terminated on July 31, 1999. The Company and Mr. Gayhart have agreed that his employment will terminate on September 30, 1999. If Mr. Moore's, or Mr. Gayhart's employment is terminated by the Company without cause prior to the end of its term, then he will be entitled to receive his base salary, stock option vesting and health insurance benefits for the remainder of the term.

OFFICERS SEVERANCE POLICY. In 1988, the Company's Board of Directors adopted an Officers' Severance Policy that was modified in November 1990, February 1997 and in April 1999. Under the policy, Mr. Dutia began receiving twelve weeks' compensation beginning August 1, 1999 and Mr. Gayhart will begin receiving eight weeks compensation beginning October 1, 1999. In addition, Mr. Moore is to receive twelve weeks' compensation upon termination of employment by the Company, in addition to amounts due him under his employment contract.

STOCK OPTION GRANTS

The following table shows certain information concerning stock options granted during fiscal year 1999 to the Company's executive officers:

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------
                                                                                      Potential Realizable Value
                                                                                      at Assumed Annual Rates of
                                                                                       Stock Price Appreciation
                                       Individual Grants                                  for Option Term (1)
                                       -----------------                                  -------------------
                                        Percent of
                       Number of          Total
                       Securities      Options/SARs     Exercise
                       Underlying       Granted to      Or Base
                      Options/SARs     Employees in      Price       Expiration            5%             10%
     Name             Granted (#)       Fiscal Year      ($/Sh)         Date               ($)            ($)
     ----             -----------       -----------      ------         ----               ---            ---
Patrick W. Moore        153,941           19.0%         $0.4875     June 4, 2008         $19,000        $75,000

William L. Grivas       153,941           19.0%         $0.4875     June 4, 2008         $19,000        $75,000

Roy Gayhart             200,000           24.7%         $0.625      October 15, 2008          --        $70,000

Roy Gayhart             10,000            1.2%          $0.81       April 18, 2008            --        $ 2,000

(1) The potential realizable value is calculated pursuant to SEC regulations by assuming the indicated annual rates of stock price appreciation for the option term. Actual realized value will depend on the actual annual rate of stock price appreciation for the option term. This calculation assumes that market price of the stock as of June 12, 1999 of $0.375 would appreciate to $0.6108 and $0.97265, at 5% and 10%
         annual rates of price appreciation respectively.

TEN YEAR OPTION RE-PRICING TABLE

         In July 1997 the Compensation Committee offered to re-price a portion of the option shares previously granted to Mr. Dutia which had an original exercise price in excess of the market value of the Company's common stock at that time. This offer was made in conjunction with identical offers to most employees. The following table sets forth the specified information concerning all options re-priced for all executive officers of the Company for the period August 1987 (initial public offering) through June 1999.

                                                                                                        Length of
                                          Number of                                                      Original
                                            Shares       Market Price                                   Option Term
                                          Underlying      of Stock at      Exercise                    Remaining at
                                           Options          Time of     Price at Time   New Exercise      Date of
      Name                     Date       Re-priced       Re-pricing    of Re-pricing       Price       Re-pricing
      ----                     ----       ---------       ----------    -------------       -----       ----------
S. Dutia, CEO            November 1990     200,000           $0.18          $3.75           $0.18          8 years
S. Dutia, CEO            June 1995         25,000            $1.25          $4.13           $1.69          9 years
S. Dutia, CEO            November 1995     166,667           $0.88          $1.31-$2.91     $0.88          6-9 years
S. Dutia, CEO            July 1997         166,667           $0.37          $.88            $0.37          4-7 years


B. Myers, Former CFO     November 1995     100,000           $0.18          $1.50-$3.48     $0.18          8 years

B. Myers, Former CFO     June 1995         16,667            $1.25          $4.13           $1.69          9 years

B. Myers, Former CFO     November 1995     116,667           $0.88          $1.31-$2.91     $0.88          6-9 years

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of June 12, 1999, Aundir Trust Company Ltd., James P. Hill, William L. Grivas and Patrick W. Moore, were the only shareholders known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock.

         As of that date, Aundir Trust Company, Ltd. was the beneficial owner of 1,054,002 shares, representing approximately 10.5 percent of the Company's outstanding stock. These shares are beneficially owned by Aundir Trust Company, Ltd. as trustee of the Bulldog Trust and the Pitkin Trust, irrevocable trusts established by Sam Wyly and Charles J. Wyly, Jr., respectively. The record holders are Tensas, Ltd. and Roaring Creek, Ltd., which are corporations wholly owned by such trusts. Sam Wyly and Charles J. Wyly, Jr. disclaim beneficial ownership of these shares. The address of Aundir Trust Company is Castle Town, Isle of Man, British Isles.

         The following table sets forth certain information regarding the ownership of Photomatrix common stock by Directors and Executive Officers:

                                                        Shares of Common Stock       Percent of Shares of
                                                        Beneficially Owned           Common Stock Outstanding
Name of Beneficial Owner or Group                       as of July 12, 1999 (1)      as of July 12, 1999 (1)
---------------------------------                       -----------------------      -----------------------
Patrick W. Moore, Chief Executive Officer               1,826,501 (2)                18.21%

William L. Grivas, Former Chairman (3)                  1,762,998 (4)                17.58%

Suren G. Dutia, Director                                374,366 (5)                  3.73%

James P. Hill, Director                                 1,580,176 (6)                15.74%

John F. Staley, Director                                140,033 (7)                  1.40%

Ira H. Sharp, Director                                  81,667 (8)                   *

Michael Genovese, Director                              --                           *

J. Larry Smart, Former Director (9)                     10,000 (10)                  *

Roy L. Gayhart, Chief Financial Officer, Secretary      78,000 (11)                  *

All directors and executive officers as a group         5,853,741                    59.04%

(1) Includes and reflects the ownership by the named director or officer of shares of Common Stock subject to options exercisable within 60 days of July 12, 1999.

(2)  Includes options to purchase 227,274 shares.

(3) Mr. Grivas resigned as director and chairman of the Photomatrix Board of Directors on January 18, 1999.


(4)  Includes 1,720,998 shares and options for shares owned directly by William
     L. Grivas and 42,000 shares owned by family members.


(5)  Includes options to purchase 266,667 shares.


(6) Includes 168,824 shares owned by Loma Services Corporation, of which Mr. Hill's wife is the sole shareholder, 1,000 shares owned by Loma Services Money Purchase Pension Plan in which both Mr. Hill and his wife are holders of beneficial interest and 1,410,352 shares owned by Mr. Hill as Trustee of the Hill Family Trust.


(7)  Includes options to purchase 80,000 shares.


(8)  Includes options to purchase 76,667 shares.


(9)  Mr. Smart resigned as Director effective December 18, 1998.


(10) Includes options to purchase 10,000 shares.


(11) Includes options to purchase 78,000 shares.


(*) Less than 1%

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons who own more than ten percent of the Company's common stock, to file reports ownership and changes in ownership of securities with the Securities and Exchange Commission and to furnish to the Company copies of all Section 16(a) forms they file. During the fiscal year ended March 31, 1999, certain of the directors and officers of the company did not file Form 3 and 4 reports specified under Section 16(a) of the Securities Exchange Act of 1934. On January 21, 1999, Michael J. Genovese was elected a director of the Company and did not timely file a Form 3. On December 11, 1998, the Company's Board voted to grant each of directors Hill, Sharp, and Staley options to purchase 25,000 shares of the Company's Common Stock as part of their compensation as Directors. The Company has not yet issued certificates for these options, and these directors did not timely file a Form 4 reflecting this change in beneficial ownership. On October 16, 1998, Roy L. Gayhart, the Chief Financial Officer of the Company, was granted options to purchase 200,000 shares of the Company's Common Stock. The Company has not yet issued a certificate for these options, and Mr. Gayhart did not timely file a Form 4 reflecting this change in beneficial ownership. On July 20, 1998, Mr. Larry Smart was elected a director of the Company and did not timely file a Form 3 reflecting that status. On May 12, 1998, the pension plan of a company affiliated with Mr. Hill purchased 1,000 shares of the Company's Common Stock on the open market and Mr. Hill did not timely file a Form 4 reflecting this change in beneficial ownership. On October 21, November 1, December 1, and December 11, 1998, Mr. Smart was granted options to purchase 5,000, 5,000, 5,000 and 25,000 shares of the Company's Common Stock, respectively. Mr. Smart resigned as a director on December 18, 1998, and, as a consequence of that resignation, the options granted on December 1, 1998 and December 11, 1998 were canceled. The Company has not yet issued certificates for the remaining outstanding options, and these changes in beneficial ownership were not timely reported by Mr. Smart on Form 4.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the acquisition of PMX, Photomatrix restructured outstanding indebtedness to members and affiliates of the Wyly family into non-negotiable seven-year term notes bearing interest at the rate of eight percent per annum. The total principal amount of the notes payable to members of the Wyly family and their affiliates as of March 31, 1999 was $313,000.

      The former shareholders of I-PAC currently own interests in several entities with which I-PAC has done business. During the year ended March 31, 1999, the Company recorded a write-off of approximately $25,000 of inventory specifically manufactured for companies which are owned at least in part by or otherwise associated with the brother of William L. Grivas, who was the Chairman of Photomatrix through January 18, 1999 and who is a major shareholder of the Company. In addition, the Company also recorded approximately $20,000 of additional allowance for doubtful accounts for uncollectible related party accounts receivable from such companies and from a company owned by Mr. Grivas, during the quarter ended December 31, 1998. The inventory and receivables were acquired by the Company as a result of its acquisition of I-PAC. The Company has therefore recorded the additional bad debt reserves and inventory write-off as an increase to goodwill related to the purchase of I-PAC.

      During the year ended March 31, 1999, the Company paid approximately $127,000 to Evergreen Investments ("Evergreen"), a company owned by Mr.
Grivas and Patrick W. Moore, the Chief Executive Officer and a major shareholder. $50,000 of this amount was intended to cover personal tax liabilities of the former I-PAC shareholders arising from pre-merger S Corp. allocations for calendar year 1997, pursuant to the Plan and Agreement of Merger and Reorganization between the Company and I-PAC, approximately $34,000 was for pre-merger management fees, and approximately $43,000 was for pre-acquisition commission payments due MGM under the acquisition agreement entered in July 1998. In addition, approximately $31,000 was paid to James P. Hill, a director and major shareholder, to cover personal tax liabilities of the former I-PAC shareholders arising from pre-merger S Corp allocations for calendar year 1997, pursuant to the Plan and Agreement of Merger and Reorganization between the Company and I-PAC. Approximately $27,000 was paid to MGM for earn-out payments due MGM under the acquisition agreement entered in July 1998. The Company also recorded sales of approximately $7,000 to MGS Interconnect, a company owned by Mr. Moore and Mr. Grivas during the current period. This amount has been fully reserved as uncollectible as of March 31, 1999. In addition, the Company paid approximately $139,000 to Sullivan, Hill, Lewin, Rez and Engel ("SHLRE"), a law firm in which Mr. Hill, is a partner. At March 31, 1999, the Company had approximately $3,000 in earn-out payments due to MGM and approximately $7,000 due from MGS Interconnect. In addition, the Company owed SHLRE approximately $44,000 at March 31, 1999. The Audit Committee approved all items in excess of $10,000 disclosed in this paragraph.

      As mentioned in Note 7 to the consolidated financial statements, certain shareholders of the Company have guaranteed approximately $2,023,000 of the Company's debt at March 31, 1999. This debt was retired in June 1999. Prior to the merger, I-PAC guaranteed approximately $113,000 of debt of the same shareholders. This guarantee continued after the merger, and remains in effect.

      Claudia Fullerton, who is the wife of Patrick W. Moore, was employed by the Company as its Director of Administration at an annual salary of $54,000 from June 11, 1998 until April 30, 1999. Ms. Fullerton is receiving severance pay for the period from May 1, 1999 through August 29, 1999, under terms of a pre-merger employment agreement.

      William L. Grivas, Jr., son of William L. Grivas Sr., was employed by the Company as a Program Manager at an annual salary of $30,000 from June 11, 1998 through August 20, 1999.

      On July 20, 1999, the Company entered into an independent contracting agreement with William L. Grivas, Sr., a major shareholder, whereby Mr. Grivas would represent the Company in connection with selling or bartering certain inventory and negotiating settlements of certain of the Company's liabilities. The agreement, which expires on or before September 20, 1999, requires the Company to pay Mr. Grivas $2,884 per week. This agreement was approved by the Board of Directors.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(27)  EXHIBITS

The exhibits listed under Item 13(a) are filed as part of this Annual Report on Form 10-KSB.

3.1            Amended and Restated Articles of Incorporation                                    (ix)

3.3            Bylaws                                                                            (ix)

3.3.1          Amendment to Bylaws dated June 5, 1998                                            (xii)

10.2           Settlement Agreement dated January 11, 1993 between Photomatrix Corporation       (iv)
               and Scan-Graphics, Inc.


10.4           Lease Agreement between Photomatrix and EVB Limited Partnership-I dated           (iv)
               December 17, 1987

10.5           Lease Agreement between Photomatrix Limited and Bermer Limited dated May 31,      (iv)
               1989

10.6           Promissory Notes dated April 30, 1993 in the aggregate principal                  (iv)
               amount of $776,607 payable to the following members of the Wyly family and affiliates: Sam Wyly, Charles Wyly, Jr., Evan Wyly,
               Donald Miller, First Dallas International, Ltd., and Premier
               Partners

10.7           Subcontract dated March 31, 1991 between PRC, Inc. and Photomatrix                (iv)

10.8           1992 Xscribe Stock Option Plan and Sample Agreement                               (iv)

10.11          Executive Employment Agreement between the Company and Suren G. Dutia dated       (i)
               December 20, 1988

10.11.1        Amendment to Executive Employment Agreement between the Company and Suren G.      (xii)
               Dutia

10.24          Description of executive bonus arrangements and executive severance plan          (iv)

10.25          1994 Xscribe Stock Option Plan and Sample Agreements                              (vii)

10.30          Security and Loan Agreement between Imperial Bank and Xscribe  Corporation        (ix)
               dated June 17, 1996 and related documents

10.30.1        Amendment No. 1 to Security and Loan Agreement with Imperial Bank                 (xii)

10.30.2        Amendment No. 2 to Security and Loan Agreement with Imperial Bank                 (xii)

10.30.3        Amendment No. 3 to Security and Loan Agreement with Imperial Bank                 (xii)

10.31          OEM Purchase Agreement for Photomatrix Scanners dated February 8, 1996            (ix)
               between Bell & Howell Limited and Photomatrix Corporation (Non-public information has been filed with the Securities and Exchange
               Commission)

10.32          OEM Purchase Agreement for Photomatrix Scanners dated June 12, 1996 between       (ix)
               Bell & Howell Operating Company and Photomatrix Corporation (Non-public information has been filed with the Securities and Exchange Commission)

10.33          Facilities Lease Agreement between Photomatrix and Manufacturers Life dated       (x)
               November 7, 1996

10.33.1        Consent by Lessor to Assignment of Facilities Lease Agreement                     (xii)

10.35          Business Agreement with Bell & Howell dated December 29, 1997                     (xii)

10.35.1        Addendum to Business Agreement with Bell & Howell dated January 5, 1998           (xii)

10.35.2        Amendment to Business Agreement with Bell & Howell dated June 30, 1998            (xiii)

10.35.3        Settlement Agreement with Bell & Howell dated March 24, 1999


10.36          Agreement and Plan of Reorganization and Merger, dated as of March 16,            (xi)
               1998, by and among Photomatrix, Inc., Photomatrix Acquisition Corp., and
               I-PAC Manufacturing, Inc.

10.37          Executive Employment Agreement, dated as of June 5, 1998, between the Company     (xii)
               and Patrick W. Moore

10.38          Executive Employment Agreement dated as of June 5, 1998, between the Company      (xii)
               and William L. Grivas

10.39          1998 Photomatrix, Inc. Stock Option Plan and Sample Agreements                    (xi)

10.40          Lease Assignment and Assumption  Agreement between Photomatrix Imaging Corp.      (xiii)
               and Cryogen, Inc.

10.41          Management services Agreement with Dr. John Faessel                               (xiii)

10.42          Promissory Note with Imperial Bank                                                (xiii)

10.43          Credit Agreement with Imperial Bank                                               (xiii)

10.44          Stock Option Agreement-Patrick W. Moore                                           (xiv)

10.45          Stock Option Agreement-William L. Grivas, Sr.                                     (xiv)

10.46          Employee Stock Purchase Plan                                                      (xiv)

10.47          MGM TechRep Asset Transfer Agreement                                              (xiv)

10.48          Asset Purchase Agreement-National Metal Technologies                              (xv)

10.49          Asset Purchase Agreement-Amcraft                                                  (xv)

10.50          John Deere equipment lease                                                        (xv)

10.51          Agreement between Photomatrix and all affiliates and William L. Grivas, Sr.       (xv)

10.52          KPMG letter to SEC regarding resignation                                          (xvi)

10.53          Purchase Agreement with Cabot Industrial Properties, L.P.

10.54          Lease Agreement with Cabot Industrial Properties, L.P.

10.55          Asset Purchase Agreement with Scan-Optics, Inc.

10.56          Transition Agreement with Scan-Optics, Inc.

10.57          Loan and Security Agreement with Celtic Capital

21.1           Subsidiaries of the registrant as of March 31, 1999:


                  Photomatrix Imaging, Inc., Nevada
                  I-PAC Manufacturing, Inc., California
                  National Metal Technologies, Inc., California
                  I-PAC Precision Machining, California
                  Photomatrix Acquisition Inc., California
                  PHRX Rep Co., California
                  I-PAC Express Assembly, Inc.
                  Lexia Systems, Inc., California
                  Xscribe Imaging, Inc., California
                  Xscribe Legal Systems, Inc. California

23.1           Independent Auditors' Consent from BDO Seidman LLP

23.2           Independent Auditors' Consent from KPMG LLP

24.1           Power of Attorney (see signature pages)
               (d)               Schedule
27.1           Financial Data Schedule

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

         (x) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997, filed with the Securities and Exchange Commission on June 30, 1997.

          (xi) Incorporated by reference to exhibits to definitive proxy materials filed on Schedule 14A on May 13, 1998.

         (xii) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, filed with the Securities and Exchange Commission on June 29, 1998.

         (xiii) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998.

         (xiv) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 9, 1998.

         (xv) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, filed with the Securities and Exchange Commission on February 16, 1999.

         (xvi) Incorporated by reference to exhibits filed with the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 1999.

b.   REPORTS ON FORM 8-K.

The Company filed a report on Form 8-K dated February 26, 1999 regarding the resignation of its principal independent accountant, KPMG LLP.

The Company also filed a report on Form 8-K dated June 2, 1999 regarding the appointment of BDO Seidman, LLP as its principal independent accountant.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Photomatrix, Inc.

We have audited the accompanying consolidated balance sheet of Photomatrix, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Photomatrix, Inc. and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, the effects of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              BDO Seidman, LLP

Costa Mesa, California
July 16, 1999

                          INDEPENDENT AUDITORS REPORT



The Board of Directors and
Shareholders of Photomatrix, Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Photomatrix, Inc. and subsidiaries for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As more fully described in Note 4 to the consolidated financial statements, in March 1999, the Company approved a plan to sell its document scanner operations. Operations and cash flows for the year ended March 31, 1998 have been reclassified to discontinued operations in the accompanying consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Photomatrix, Inc. and subsidiaries for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                                      KPMG LLP


San Diego, California
May 29, 1998, except as to Note 4 to the consolidated financial statements, as to which the date is September 3, 1999.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999


ASSETS                                                                                1999
                                                                             --------------
Current assets:
  Cash                                                                             $42,000
  Accounts receivable, net of allowance
       of $292,000                                                               1,448,000
  Inventories                                                                      725,000
  Land and building held for sale (Note 11)                                      2,674,000
  Net assets of discontinued operations                                            386,000
  Prepaid expenses and other                                                         8,000
                                                                             --------------
     Total current assets                                                        5,283,000
                                                                             --------------

Property and equipment, at cost                                                  2,141,000
Less accumulated depreciation and amortization                                    (223,000)
                                                                             --------------
  Net property and equipment                                                     1,918,000
                                                                             --------------

Goodwill, net of accumulated amortization of
 $96,000 (Notes 1, 3 and 4)                                                      2,088,000
Other assets                                                                        65,000
                                                                             --------------
                                                                                $9,354,000
                                                                             --------------
                                                                             --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $1,724,000
  Accrued liabilities                                                              745,000
  Credit facility (Note 8)                                                       2,122,000
  Mortgage on land and building held for sale                                    2,023,000
  Current maturities of long-term debt (Note 8)                                    158,000
                                                                             --------------
     Total current liabilities                                                   6,772,000
                                                                             --------------

Long-term debt                                                                   1,009,000

Commitments and contingencies (Note 11)

Shareholders' equity (Note 6):
  Preferred stock, no par value; 3,173,000 shares authorized,
     no shares issued and outstanding                                                    -
  Common stock, no par value; 30 million shares
     authorized, 9,914,000 shares issued and  outstanding                       21,376,000
  Additional paid in capital                                                        53,000
  Accumulated deficit                                                          (19,856,000)
                                                                             --------------
     Total shareholders' equity                                                  1,573,000
                                                                             --------------
                                                                                $9,354,000
                                                                             --------------
                                                                             --------------

       The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                    1999                   1998
                                                               ---------------        -------------
Revenues                                                       $    5,009,000         $          -
Cost of revenues                                                    4,269,000                    -
                                                               ---------------        -------------

Gross profit                                                          740,000                    -

 Selling, general and administrative expenses                       3,154,000                    -
                                                               ---------------        -------------

Operating loss                                                     (2,414,000)                   -

Other income (expense), net:
   Interest expense                                                  (292,000)                   -
   Other, net                                                          12,000                    -
                                                               ---------------        -------------
       Net other income (expense)                                    (280,000)                   -
                                                               ---------------        -------------

Loss from continuing operations before income taxes                (2,694,000)                   -
Provision for income taxes (Note 9)                                         -                    -
                                                               ---------------        -------------
Loss from continuing operations                                    (2,694,000)                   -

Loss from discontinued operations, net of income
  taxes (Note 4)                                                     (646,000)          (1,482,000)
Loss on disposal of discontinued operation,
  including provision (1,036,000) for
  phase-out period of $ 270,000, net of income
  taxes (Note 4)                                                   (1,036,000)                   -
                                                               ---------------        -------------

Net loss                                                       $   (4,376,000)        $ (1,482,000)
                                                               ---------------        -------------

Other comprehensive income:
   Foreign currency translation adjustment                                  -                7,000
Total comprehensive loss                                       $   (4,376,000)        $ (1,475,000)
                                                               ---------------        -------------
                                                               ---------------        -------------

Basic and diluted net loss per share:
   Continuing operations                                       $        (0.30)        $      (0.00)
   Discontinued operations                                     $        (0.19)        $     ( 0.29)
                                                               ---------------        -------------
   Net loss                                                    $        (0.49)        $      (0.29)
                                                               ---------------        -------------
                                                               ---------------        -------------

       The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1999AND 1998

                                       Common                                             Accumulated
                                       Stock              Additional                         other
                             ---------------------------    Paid in       Accumulated    comprehensive
                                Shares        Amount        Capital         Deficit          income           Total
                             ------------- ------------- --------------- --------------- ---------------- -------------
Balance, March 31, 1997         5,083,000   $19,351,000         $    --  $  (13,998,000) $       146,000  $  5,499,000
Change in foreign
  translation                          --            --              --              --            7,000         7,000
Net loss                               --            --              --      (1,482,000)              --    (1,482,000)
                             ------------- ------------- --------------- --------------- ---------------- -------------
Balance, March 31, 1998         5,083,000   $19,351,000              --  $  (15,480,000) $       153,000    $4,024,000
Issuance of shares
  (Note 3) -
     I-PAC acquisition          4,848,000     1,939,000              --              --               --     1,939,000
     NMT asset acquisition        100,000       200,000              --              --               --       200,000
Repurchase of shares
  (Notes 6 & 10)                 (117,000)     (114,000)             --              --               --      (114,000)
Compensation expense                   --            --          53,000              --               --        53,000
Elimination of foreign
  currency translation in
  connection with
  discontinued operations              --            --                              --         (153,000)     (153,000)
Net loss                               --            --              --      (4,376,000)              --    (4,376,000)
                             ------------- ------------- --------------- --------------- ---------------- -------------
Balance, March 31, 1999         9,914,000   $21,376,000        $ 53,000  $  (19,856,000)              --  $  1,573,000
                             ------------- ------------- --------------- --------------- ---------------- -------------
                             ------------- ------------- --------------- --------------- ---------------- -------------



       The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 1999 AND 1998

                                                                     1999                1998
                                                                --------------      --------------
Cash flows from operating activities:
Net Loss:                                                        $ (4,376,000)       $ (1,482,000)
Net loss from discontinued operations                              (1,682,000)         (1,482,000)
                                                                --------------      --------------
Net loss from continuing operations                                (2,694,000)                 --
   Adjustments:
      Depreciation and amortization                                   281,000                  --
      Amortization of goodwill                                         96,000                  --
      Provision for doubtful accounts                                 292,000                  --
      Provision for inventory                                         686,000                  --
      Options issued for compensation                                  53,000                  --

      Changes in assets and liabilities, net of assets
        acquired:
         Accounts receivable                                         (949,000)                 --
         Inventories                                               (1,198,000)                 --
         Prepaid expenses and current assets                           74,000                  --
         Other assets                                                 (31,000)                 --
         Accounts payable                                             787,000                  --
         Accrued liabilities                                          191,000                  --
                                                                --------------      --------------
    Cash used in continuing operations                             (2,412,000)                 --
    Cash provided by discontinued operations                          676,000             414,000
                                                                --------------      --------------
Cash provided by (used in) operations                              (1,736,000)            414,000
                                                                --------------      --------------

Cash flows from investing activities:
    Acquisition of property and equipment                            (456,000)                 --
    Cash paid for acquisition of treasury stock                      (114,000)                 --
    Costs of acquisitions                                            (150,000)                 --
    Cash provided by discontinued investing activities                     --             275,000
                                                                --------------      --------------
Cash provided by (used in) investing activities                      (720,000)            275,000
                                                                --------------      --------------

Cash flows from financing activities:
    Borrowings under credit facility and long-term debt             2,158,000                  --
    Payments of credit facility and long-term debt                   (977,000)                 --
    Payments of mortgage on land and building held for
     sale                                                             (25,000)                 --
    Cash used by discontinued financing activities                         --            (166,000)
                                                                --------------      --------------
Cash provided by financing activities                               1,156,000            (166,000)
                                                                --------------      --------------

Effects of exchange rate of discontinued operation on
   cash                                                                     --              7,000

Increase (decrease) in cash                                      $ (1,300,000)       $    530,000
Cash at beginning of year                                           1,342,000             812,000
                                                                --------------      --------------
Cash at end of year                                              $     42,000        $  1,342,000
                                                                --------------      --------------
                                                                --------------      --------------

Supplemental disclosures of cash flow information:
     Cash paid for interest                                      $    292,000        $         --
     Cash paid for income taxes                                            --                  --

Supplemental disclosure of non-cash investing and financing
activities:
     Fair value of assets acquired                               $  7,861,000        $         --
     Cash paid for acquisition                                   $    150,000        $         --
     Liabilities assumed                                         $  5,572,000        $         --
     Common stock issued                                         $  2,139,000        $         --

       The accompanying notes are an integral part of these consolidated financial statements.

                       PHOTOMATRIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of Photomatrix, Inc. and its wholly owned subsidiaries (the consolidated entity referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

The Company is a value-added engineering, design and manufacturing company, specializing in the manufacture of enclosed electronic systems and assemblies.

GOODWILL

Goodwill represents the excess of purchase price over the fair value of the net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over its estimated useful life of twenty years. During 1999, the Company wrote-down the value of goodwill by approximately $911,000 (see Note 4).

FOREIGN CURRENCY TRANSLATION

The accounts of the Company's discontinued foreign subsidiary are measured using local currency as the functional currency; assets and liabilities are translated into U.S. dollars at period-end exchange rates, and income and expense accounts are translated at average monthly exchange rates. Net gains or losses resulting from such translation are excluded from operations and accumulated in a separate component of shareholders' equity ("accumulated other comprehensive income") through the date of the Company's decision to dispose of Photomatrix, Ltd. (see Note 4). The balance in the accumulated other comprehensive income account as of the disposal date has been written off and included in loss on disposal of discontinued operations in the accompanying statement of operations for the year ended March 31, 1999.

INVENTORIES

Inventories include material, labor and overhead valued at the lower of cost (first-in, first-out) or market, and consist of the following as of March 31, 1999:

      Raw materials                                      $    379,000
      Work in process                                         240,000
      Finished goods                                          106,000
                                                         ------------
                                                         $    725,000
                                                         ------------
                                                         ------------

REVENUE RECOGNITION

Revenues are recorded at the time of shipment of products or performance of services.

PROPERTY AND EQUIPMENT

Substantially all property and equipment is manufacturing equipment and personal computers used in the Company's assembly, product development, sales and administrative activities. These items are stated at cost. Depreciation is provided over the estimated useful lives, typically three-to-ten years, using the straight-line method.

LONG-LIVED ASSETS

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

BASIC AND DILUTED LOSS PER SHARE

In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 8,963,000, and 5,083,000 in fiscal years 1999 and 1998, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Options and warrants representing approximately 1,564,000 and 886,000 shares were excluded from the computations of net loss per common share for the years ended March 31, 1999 and 1998, respectively, as their effect is antidilutive.

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

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Receivables are primarily from large manufacturers for whom the Company performs manufacturing services. The Company performs ongoing credit evaluations of its customers' financial conditions. Four customers accounted for 18.8%, 14.2%, 13.8% and 11.3%, respectively, of the Company's total revenue for fiscal year 1999. No other customer accounted for more than 10% of the Company's total revenue or accounts receivable during the years presented.

PRODUCT WARRANTY COSTS

The Company provides product warranties covering products it manufactures for its customers as part of its standard sales agreement. The warranties cover the repair costs associated with hardware defects and range in term from 90 days to one year from date of sale. The Company accrues for warranty costs at the time of sale.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the fair values be disclosed for the Company's financial instruments. The carrying amount of cash, accounts receivable, accounts payable, accrued liabilities, and customer deposits approximate their fair values because of the short-term nature of these instruments. The carrying amounts reported for notes payable and other non-current liabilities approximate fair value because the underlying instruments bear interest at rates that are comparable to rates available to the Company for similar debt instruments.

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

COMPREHENSIVE INCOME (LOSS)

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. All prior period data presented has been restated to conform to the provisions of SFAS 130.

REPORTABLE SEGMENTS

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public business enterprises to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. All prior period data presented has been restated to conform to the provisions of SFAS 131. The Company has determined that it operates two reportable segments: electronic services and metal services.

NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" (SFAS 133) issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect adoption of SFAS 133 to have a material effect on its financial position or results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, the effects of which, raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 8, as of March 31, 1999, the Company was not in compliance with its covenants under a $2.1 million credit facility. The bank agreed to forebear from taking adverse action, subject to the Company fulfilling certain reporting and other conditions, including entering into discussions with alternative lenders to replace the bank's credit facilities. Accordingly the amount due under the term loan portion of this credit facility has been reclassified to a current liability as of March 31, 1999. In June 1999, the Company retired all outstanding debt with its bank and entered into a new $1,500,000 credit facility with another financial institution. The new line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4 % per annum and carries a minimum monthly payment of $6,000.

As described in Note 11, in June 1999, the Company entered into a sale-and-leaseback transaction of its Carlsbad facility for $2,925,000. Under the terms of the Purchase and Sale Agreement between Cabot Industrial Properties, L. P. ("Cabot") and the Company, Cabot acquired all buildings, building improvements and land located at 1958 Kellogg Avenue, Carlsbad, California. The proceeds from the sale were used to retire mortgage debt and pay down a portion of the outstanding balance under the Company's line of credit. In a separate lease agreement, the Company agreed to lease the Carlsbad facility under a fifteen-year lease with Cabot, starting out at a monthly rental of approximately $25,000.

As described in Note 4, in June 1999, the Company completed a transaction whereby it sold product rights and certain assets of its document scanner operations. Under the terms of the Agreement, ScanOptics paid the Company approximately $1,890,000 in cash and agreed to pay an additional $210,000 to acquire all receivables, inventory and certain equipment, as well as assume nearly $2 million of current and future liabilities of the scanner operations, which in management's opinion, has been the source of its recurring operating losses over the past several years. Proceeds from this sale were used to reduce short-term debt and provide working capital to the Company.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its new financing agreement, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is concentrating on increasing sales. However, there can be no assurance as to the Company's success in this regard.

3.       ACQUISITIONS

I-PAC MANUFACTURING, INC.

On March 16, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization ("Agreement" or "Merger") with I-PAC Manufacturing, Inc. ("I-PAC"). The Agreement was approved by the shareholders of the Company on June 5, 1998, and the transaction closed on June 11, 1998. As a result of the Merger, all of the 8,500 outstanding shares of I-PAC common stock were exchanged for 4,848,000 shares of the Company's common stock and possibly an additional 4,652,000 shares of the Company's common stock in the event that I-PAC achieved certain performance milestones during a twelve month period commencing on July 1, 1998 or outstanding options to purchase the Company's common stock are exercised.

If any performance milestones are met, the issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of Photomatrix outstanding options and warrants will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's future results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The $2,200,000 excess of the purchase price over the fair value of I-PAC's net assets is being amortized over twenty years. As of July 16, 1999, the Company has not made a determination as to whether any performance milestones have been achieved.

If the I-PAC transaction had been consummated at the beginning of fiscal year 1998, the Company's consolidated revenues, income (loss) and income (loss) per share from continuing operations for the year ended March 31, 1999 and 1998 would have been:

                                       1999                   1998
                                       ----                   ----
        Revenues                       $ 5,508,000            $5,442,000
        Income (Loss)                  $(4,786,000)           $  436,000
        Basic EPS                      $     (0.53)           $     0.05

These pro forma results may not be indicative of the results of operations that would have been reported if the transaction had occurred as of these dates, or which may be reported in the future.

NATIONAL METAL TECHNOLOGIES, INC.

On December 18, 1998, the Company entered into an Agreement to acquire certain assets and the business operations of Greene International West, Inc. ("GIW"), a metal stamping company located in Oceanside, California. GIW recently emerged from a Chapter 11 Federal Bankruptcy proceeding, which was canceled through the infusion of new capital funds from its major shareholders. The new operation has been incorporated as National Metal Technologies, Inc. ("NMT").

Under the terms of the agreement, NMT will pay a total of $500,000, comprised of a down payment of $150,000 satisfied by the issuance of 75,000 shares of Photomatrix common stock and a five year note in the amount of $350,000, for the purchase of GIW's customer list, supplier registrations, contract backlog, proprietary trade data, rights to hire employees and general intangibles of GIW. Future note payments may be made in a combination of Photomatrix stock and cash at the election of the parties. In addition, NMT agreed to enter into a capital lease of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease will be satisfied with the issuance of 25,000 shares of Photomatrix common stock. As the capital lease was a condition of the acquisition, the Company has recorded the assets held under the capital lease at their estimated fair value of $943,000 and the related bargain purchase obligation of $490,000 as part of the net assets acquired.

Photomatrix agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for the 100,000 initial shares issued. This stock price guaranty would total an additional amount of approximately $150,000 as of March 31, 1999, based on the Company's current stock price.

National Metal Technologies also entered into a fifteen year lease of the 80,000 square foot facility housing the metal stamping operation, under terms that provide rent abatements for the first three years of the facility lease. NMT also agreed to purchase GIW's accounts receivable and usable inventory, and pay certain royalties (1.75% of sales to existing customers) over a three-year period. All royalties are payable in common stock or cash, at the Company's election. The $ 8,000 excess of the purchase price over the fair value of NMT's net assets acquired is being amortized over twenty years.

I-PAC PRECISION MACHINING

On November 27, 1998, the Company entered into an agreement to acquire certain assets and the business operations of Amcraft, Inc., a precision metal machining company located in Carlsbad, California. The new operation has been incorporated as I-PAC Precision Machining, Inc. ("Precision Machining")

The Company acquired the business assets of Amcraft out of an assignment for the benefit of creditors proceeding. Under the terms of the purchase, the Company paid a total of $20,000 for the purchase of work-in-process inventory, miscellaneous equipment, customer list and backlog, rights to hire employees and the business name of Amcraft. The Company also entered into leases of approximately $450,000 primarily of CNC precision machining equipment, which had previously been used by Amcraft. In addition, the Company leased the 10,000 square foot facility previously occupied by the Amcraft operations through April of 1999, at which time the precision metal machining operation was relocated to the newly acquired NMT facility located in Oceanside, California.

PHRX REP CO

On July 1, 1998, the Company acquired the assets and business of MGM Techrep, Inc. ("MGM") and formed PHRX Rep Co. MGM, a private entity that is primarily owned by the officers and former owners of I-PAC, is a manufacturer's sales representative firm headquartered in Santa Ana, California. Established in 1994, MGM has been the primary sales rep firm in the Southern California area for I-PAC. MGM also represents approximately 15 other companies engaged in the manufacture and distribution of a wide range of industrial products used in the manufacture and sale of electronic and related products.

The acquisition included all contracts with MGM's principals, its customer list, all physical assets, and the MGM trade name. MGM retained existing liabilities and released its sales personnel to the Company, and MGM's shareholders executed non-compete agreements with respect to the sales rep business. The purchase price of the transaction will be determined primarily on an earn-out basis by a declining percentage (75% in the first year, 50% in the second year and 35% in the final year following the closing date) of the commissions earned over a three-year period by MGM on sales involving its existing principals and customers as of the time of the acquisition. During the year ended March 31, 1999, the Company recorded approximately $113,000 as excess of the purchase price over the fair value of the acquired net assets related to these earn-out accruals. No payments will be due to MGM for principals or customer accounts added after the closing date. In addition, the Company forgave approximately $18,000 of amounts due from MGM as of the closing date.

Consistent with the provisions of the Photomatrix/I-PAC merger agreement, this related party transaction was reviewed and approved by the outside directors on the Audit Committee of the Company's Board of Directors.

4.       DIVESTITURE AND DISCONTINUATION

PHOTOMATRIX IMAGING, INC. AND PHOTOMATRIX, LTD.

On March 2, 1999, the Company approved a plan to sell certain product rights, assets and liabilities of Photomatrix Imaging, Inc. ("Imaging") and its wholly owned subsidiary, Photomatrix, Ltd. ("Ltd."). On June 21, 1999, the Company completed the transaction whereby it sold product rights and certain assets of its document scanner operations to Scan-Optics, Inc. Under the terms of the agreement, ScanOptics paid the Company approximately $1,890,000 in cash and agreed to pay an additional $210,000 to acquire all receivables, inventory and certain equipment, as well as assume nearly $2 million of current and future liabilities of Imaging and Ltd.,. Scan-Optics also assumed lease commitments associated with the Company's engineering facilities located in Chandler, Arizona, as well as its facilities in Great Britain. In addition, ScanOptics agreed to pay certain royalties, not to exceed $250,000 over a three-year period and also enter into a transition agreement and a five-year manufacturing agreement, under which the Company would continue to manufacture document scanners and document scanner parts for Scan-Optics. Proceeds from this sale were used to reduce short-term debt and provide working capital to the Company. The purchase price is subject to adjustment based upon certain additional due diligence to be completed by Scan-Optics within ninety days.

Current and prior period balances have been reclassified to present Imaging and Ltd. as a discontinued operation. Revenues related to discontinued operations totaled $6,274,000 and $8,595,000 for the years ended March 31, 1999 and 1998, respectively. During the year ended March 31, 1999, the Company recorded a write-off of intangible assets related to its scanner operations in the approximate amount of $1,016,000, comprised of $44,000 related to capitalized software, $61,000 related to software development and $911,000 related to goodwill. This write-off has been included in the loss on disposal of discontinued operation in the accompanying consolidated statement of operations for the year ended March 31, 1999.

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

The Company recognized a gain on the sale of Legal Systems of $134,000 and also recorded a net loss from discontinued operations in fiscal 1997 of $117,000. This loss included accruals for indemnifications related to the discontinued operations of Legal Systems. During fiscal 1998, the indemnification period lapsed and the Company determined that the remaining accruals were no longer necessary. The accruals were reversed, resulting in income from discontinued operations of $214,000 in fiscal year 1998.

LEXIA SYSTEMS, INC.

In December 1996, the Board of Directors of the Company approved a plan to discontinue the operations of Lexia Systems, Inc. ("Lexia"). The operations of Lexia were shut down on September 30, 1998. Approximately $250,000 of reserves for discontinued operating losses was not required, resulting in income from discontinued operations in fiscal year 1998. Lexia has entered into a settlement with a vendor, Fujitsu Computers Ltd. ("Fujitsu") regarding its disagreements over outstanding claims. Lexia had carried on its books accounts payable claims by Fujitsu in the amount of $341,000. Lexia has disputed these liabilities. Lexia agreed to pay Fujitsu $200,000 over an eight month period as payment in full of all outstanding claims against Lexia, resulting in an additional $141,000 of income from discontinued operations for the fiscal year 1999. Lexia also carries on its books accounts payable and unpaid rent claims by ICL, a sister company of Fujitsu, in the amount of $457,000. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to the outstanding claims previously made by ICL.

5.       SEGMENT INFORMATION

The Company's operations are classified into two reportable business segments: Electronic Services and Metal Services. Electronic Services manufactures and sells electronic products, including electronic enclosed systems, utilized in technology intensive products and business environments. This segment is primarily comprised of I-PAC. Metal Services manufactures and sells stamped and machined metal products and services, including phosphate and heat treat services, utilized in military, government and commercial weaponry products. This segment is comprised of NMT and Precision Machining. Other includes corporate expenses, charges that do not relate to current operations, divested operations and inter-company eliminations.

In evaluating financial performance, management focuses on operating income as a measure of profit or loss. Operating income is before interest expense, interest income and income tax expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). The following table summarizes financial information by business segment from continuing operations.

       (000's omitted)                                                     1999
       REVENUE:
              Electronic Services                                          $3,886
              Metal Services                                                1,062
              Other                                                            61
                                                                        -----------
              Total                                                        $5,009
                                                                        -----------
                                                                        -----------

       SEGMENT OPERATING PROFIT (LOSS):
              Electronic Services                                         $(1,339)
              Metal Services                                                 (380)
              Other                                                          (695)
                                                                        -----------
              Total                                                       $(2,414)
                                                                        -----------
                                                                        -----------

       DEPRECIATION AND AMORTIZATION:
              Electronic Services                                           $ 172
              Metal Services                                                   49
              Other                                                             2
                                                                        -----------
              Total                                                         $ 223
                                                                        -----------
                                                                        -----------

       CAPITAL EXPENDITURES:
              Electronic Services                                          $3,603
              Metal Services                                                1,210
              Other                                                             2
                                                                        -----------
              Total                                                        $4,815
                                                                        -----------
                                                                        -----------

       ASSETS:
              Electronic Services                                          $5,295
              Metal Services                                                2,187
              Other                                                         1,872
                                                                        -----------
              Total                                                        $9,354
                                                                        -----------
                                                                        -----------

6.       SHAREHOLDERS' EQUITY

The Company has three existing common stock option plans under which an aggregate of 2,202,500 shares of the Company's common stock may be issued to officers, directors and employees of the Company and its subsidiaries through qualified incentive stock options or non-qualified stock options. The Company has a fourth plan, which expired in fiscal 1994 with approximately 100,000 options still outstanding. Under the terms of the existing plans, incentive stock options are granted at an exercise price which is not less than the fair market value of the Company's common stock at the date of grant; non-qualified options are granted at not less than 85% of the fair value at the date of grant. Options are exercisable within the period and in the increments as determined by the Company's Board of Directors or Compensation Committee appointed by the Board of Directors.

At March 31, 1999, there were 1,067,171 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1999 and 1998 was $0.36 and $0.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 0.0%, volatility of 84.3%, risk-free interest rate of 6.0%, and an expected life of 7 years; 1998 - expected dividend yield 0.0%, volatility of 88.2%, risk-free interest rate of 6.0%, and an expected life of 10 years.

The Company applied APB Opinion No. 25 in accounting for its Plans and, accordingly, no employee compensation cost has been recognized for its stock options in the consolidated financial statements. During 1999, the Company recognized approximately $53,000 of compensation expense for options issued to non-employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                           1999                   1998
                                           ----                   ----
Net loss, as reported                      $(4,376,000)           $(1,482,000)
Pro forma net loss                         $(4,441,000)           $(1,566,000)
Loss per share, as reported                $(0.49)                $(0.29)
Pro forma loss per share                   $(0.50)                $(0.31)

Pro forma net loss reflects only options granted in 1997 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 2-3 years and compensation cost for options granted prior to April 1, 1996 is not considered.

Additional information with respect to the options under the plans follows:

                                                      Shares          Range of Exercise Price
                                                      ------          -----------------------
Options outstanding March 31, 1997                    747,332              $0.18 - $1.25
         Options granted                              683,331              $0.35 - $0.38
         Options canceled                            (652,330)             $0.44 - $1.25
                                                    ----------             -------------
Options outstanding, March 31, 1998                   778,333              $0.18 - $0.47
         Options granted                              501,966              $0.31 - $1.03
         Options canceled                             (45,000)             $0.38 - $0.75
                                                    ----------             -------------
Options outstanding, March 31, 1999                 1,235,329              $0.18 - $1.03
                                                    ----------             -------------
Options exercisable, March 31, 1999                   441,666              $0.18 - $0.75
                                                    ----------             -------------
                                                    ----------

In addition, the Company granted options for an additional 307,882 shares to two officers in 1999. These options, which were not covered under any of the Company's stock option plans, vested upon grant and carried an exercise price of $0.49. As of March 31, 1999, the Company has 1,564,475 options outstanding with a weighted average exercise price of $0.48 per share and a weighted average remaining contractual life of 9 years.

In July 1997, the Company canceled stock options to acquire 579,331 shares at exercise prices ranging from $0.44 to $1.25 per share and granted new replacement options to acquire 579,331 shares at an exercise price of $0.38 per share, its then fair market value.

In addition to the options described above, the Company had outstanding warrants and other options to acquire common shares as of March 31, 1999 as follows:

          Shares             Exercise Price          Expiration
          ------             --------------          ----------
          33,333             $0.42                   December, 2003
          75,000             $0.44                   April, 2002
          87,500             $0.75                   April, 2001

The Company is authorized to issue 3,173,000 shares of its preferred stock. No preferred shares were outstanding as of March 31, 1999.

As discussed in Note 10, during the year ended March 31, 1999, the Company purchased approximately 117,000 shares of the its common stock on the open market on behalf of the Photomatrix Employee Stock Purchase Plan and has recorded approximately $114,000 as a repurchase of common stock.

On July 8, 1999, the Company received written notification from NASDAQ that its securities would be delisted from the NASDAQ SmallCap Market effective the end of trading on July 8, 1999. Its common stock will be quoted and traded on the Over-the-Counter Bulletin Board under the symbol "PHRX" effective July 9, 1999. NASDAQ had advised Photomatrix on November 10, 1998, that it was not in compliance with the minimum bid price requirement and that the Company was being afforded a ninety day grace period, until February 10, 1999, to remedy this deficiency or be de-listed from the NASDAQ SmallCap Stock Market. The Company was unable to comply with the bid price requirement within the grace period. At a formal hearing with NASDAQ on April 16, 1999, the Company requested an extension period, during which time it could comply with the minimum bid requirement. As of July 8, 1999, the Company remained in non-compliance with the minimum bid price requirement. NASDAQ denied the Company's request for such an extension.

7.       RELATED PARTY TRANSACTIONS

The former shareholders of I-PAC currently own interests in several entities with which I-PAC does business. During the year ended March 31, 1999, the Company recorded a write-off of approximately $25,000 of inventory specifically manufactured for companies which are owned at least in part by or otherwise associated with the brother of William L. Grivas, who was the Chairman of Photomatrix through January 18, 1999 and who is a major shareholder of the Company. In addition, the Company also recorded approximately $20,000 of additional allowance for doubtful accounts for uncollectible related party accounts receivable from such companies and from a company owned by Mr. Grivas, during the quarter ended December 31, 1998. The inventory and receivables were acquired by the Company as a result of its acquisition of I-PAC. The Company has therefore recorded the additional bad debt reserves and inventory write-off as an increase to goodwill related to the purchase of I-PAC.

During the year ended March 31, 1999, the Company paid approximately $127,000 to Evergreen Investments ("Evergreen"), a company owned by Mr. Grivas and Patrick W. Moore, the Chief Executive Officer and a major shareholder. Pursuant to the Plan and Agreement of Merger and Reorganization between the Company and I-PAC, $50,000 of this amount was intended to cover personal tax liabilities of the former I-PAC shareholders arising from pre-merger S Corp. allocations for calendar year 1997, approximately $34,000 was for pre-merger management fees, and approximately $43,000 was for pre-acquisition commission payments due MGM under the acquisition agreement entered in July 1998. In addition, approximately $31,000 was paid to James P. Hill, a director and major shareholder, to cover personal tax liabilities of the former I-PAC shareholders arising from pre-merger S Corp allocations for calendar year 1997, pursuant to the Plan and Agreement of Merger and Reorganization between the Company and I-PAC. Approximately $27,000 was paid to MGM for earn-out payments due MGM under the acquisition agreement entered in July 1998. The Company also recorded sales of approximately $7,000 to MGS Interconnect, a company owned by Mr. Moore and Mr. Grivas during the current period. In addition, the Company paid approximately $139,000 to Sullivan, Hill, Lewin, Rez and Engel ("SHLRE"), a law firm in which Mr. Hill, is a partner. At March 31, 1999, the Company had approximately $3,000 in earn-out payments due to MGM and approximately $7,000 due from MGS Interconnect. In addition, the Company owed SHLRE approximately $44,000 at March 31, 1999.

As discussed in Note 8, certain shareholders of the Company have guaranteed approximately $2,023,000 of the Company's debt at March 31, 1999. This debt was repaid in June 1999. In addition, the Company has guaranteed approximately $113,000 of debt of the same shareholders.

In connection with the acquisition of Photomatrix in the year ended March 31, 1994, $777,000 of amounts due to affiliates of Photomatrix's then-majority shareholders (presently shareholders of the Company) was converted into seven-year notes payable which mature in April 2000. These notes bear interest at a rate of 8% per annum. Interest-only payments were due monthly during the first two years. Interest and principal are due in equal monthly installments (beginning in May 1995) for years three-through-seven. Interest expense related to these notes was approximately $24,000 and $37,000 in the years ended March 31, 1999 and 1998, respectively. As of March 31, 1999, approximately $313,000 was outstanding under these notes.

8.       CREDIT FACILITY AND DEBT

In July 1998 the Company entered into a $2,100,000 credit facility with its bank that included a $1,500,000 line of credit and a $600,000 term loan. The line of credit accrued interest on outstanding borrowings at the bank's prime rate plus 1 % per annum. As of March 31, 1999, the aggregate outstanding balance under these loans was $2,122,000.

Under the terms of the agreement, total borrowings under the line of credit were limited to the lesser of $1,500,000 or 70% of eligible accounts receivable (as defined under the agreement). The Company was required to (1) maintain a minimum tangible net worth at various dates (2) maintain a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0, and (3) maintain a minimum debt service coverage of no less than 1.25 to 1.0. Based on December 31, 1998 financial data, the Company was not in compliance with these covenants. The bank agreed to forebear from taking adverse action, subject to the Company fulfilling certain reporting and other conditions, including entering into discussions with alternative lenders to replace the bank's credit facilities. Accordingly the amount due under the term loan portion of this credit facility has been reclassified as a current liability as of March 31, 1999. In June, 1999, the Company retired all outstanding debt with its bank and entered into a new $1,500,000 credit facility with a financial institution. The new line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4 % per annum and carries a minimum monthly payment of $6,000.

The Company has issued two notes in the aggregate amount of $2,023,000, which are collateralized by trust deeds on the Company's real property located in Carlsbad, California. The repayment of these notes was guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes were payable in aggregate monthly installments of approximately $18,000, including interest ranging from 7.5% to 9.5%. In June, 1999, the Company retired this debt (Note 11).

Long-term debt includes the following:

                                                             MARCH 31, 1999
                                                             --------------
      8% note, collateralized by equipment                    $   350,000
      Capitalized leases                                          773,000
      Other notes                                                  44,000
                                                             ------------
                                                                1,167,000
      Less current portion                                        158,000
                                                             ------------
      Long-term portion                                       $ 1,009,000
                                                             ------------
                                                             ------------

In December 1998, the NMT became obligated under five-year note in the amount of $350,000, bearing interest at 8%. Future note payments may be made in a combination of Photomatrix stock and cash at the election of the parties. In addition, as discussed in Note 3, NMT agreed to enter into a capital lease of GIW equipment, with a bargain purchase option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease will be satisfied with the issuance of

25,000 shares of Photomatrix common stock valued at $2.00 per share. Photomatrix agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for these initial shares issued for the first year's payments on the note and the equipment lease. This debt will bear interest at 8%.

The Company also has certain equipment notes in the aggregate amount of $44,000 with interest rates varying between 8% and 26.6% with final payments due between 2000 and 2006. These notes are collateralized by equipment. In addition, the Company also has entered into certain capital leases in the aggregate amount of $395,000, calling for minimum monthly payments aggregating approximately $25,000 per month.

During the year ended March 31, 1999, the Company recorded the cancellation of a $227,000 long-term liability due a lender/customer. This long-term liability was previously assumed by the Company in connection with the acquisition of I-PAC. Under terms of the agreement, the liability was only to be repaid if sales were to be made to the lender prior to September 5, 1998 at a rate of 40% of the non-material component of any such sales. As of September 5, 1998, the $227,000 liability expired and all underlying security interest was released under terms of the agreement. The Company has recorded the expiration of the note as a reduction to goodwill related to the purchase of I-PAC.

The aggregate maturities for long-term debt of continuing operations at March 31, 1999 are summarized as follows:

    Year Ending March 31,
    ---------------------
         2000                                        $   158,000
         2001                                            321,000
         2002                                            268,000
         2003                                            210,000
         2004                                            210,000
                                                     -----------
                                                     $ 1,167,000
                                                     -----------
                                                     -----------

The Company is also obligated under a series of notes payable totaling $294,000 as of March 31, 1999. These notes, which are included in net assets of discontinued operations, bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. In October 1998, the Company stopped making payments on these notes, until June 1999, when payments were resumed at the rate of approximately $31,000 per month.

9.       INCOME TAXES

The components of loss before income taxes are as follows:

                                                       1999            1998
                                                       ----            ----
LOSS BEFORE INCOME TAXES
U.S. continuing operations                         $ (2,694,000)    $          -
U.S. discontinued operations                         (1,696,000)      (1,196,000)
Foreign discontinued operations                          14,000         (281,000)
                                                   -------------    -------------
                                                   $ (4,376,000)    $ (1,477,000)
                                                   -------------    -------------
                                                   -------------    -------------

RECONCILIATION STATUTORY TO EFFECTIVE RATES

A reconciliation from the federal income tax provision computed at the statutory rate to the actual provision for taxes on loss from continuing operations for fiscal year 1999 and 1998 is as follows:

                                                             1999            1998
                                                             ----            ----


Tax at statutory federal tax rate                        $ (1,521,000)   $       --
State income taxes (net of federal benefit)                     9,000            --
Federal impact on continuing operations
    from change in valuation allowance                      1,512,000            --
                                                        --------------  -------------
                                                         $         --    $       --
                                                        --------------  -------------
                                                        --------------  -------------

DEFERRED TAX ASSETS/LIABILITIES

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities as of March 31, 1999 are as follows:

                                                                        1999
                                                                    --------------
Deferred tax assets:
    Tax operating loss carryforward                                  $ 4,352,000
    Inventory and other reserves                                         800,000
    Other                                                                 28,000
                                                                    --------------
                                                                       5,180,000
    Less valuation allowance                                          (4,048,000)
                                                                    --------------
                                                                     $ 1,132,000
                                                                    --------------
Deferred tax liabilities:
    Book basis of intangible assets greater than tax basis           $  (710,000)
    Book basis of fixed assets greater than tax basis                   (422,000)
                                                                    --------------
                                                                     $(1,132,000)
                                                                    --------------
Net deferred tax asset                                               $         -
                                                                    --------------
                                                                    --------------

The Company has recorded net tax assets in an amount approximately equal to net tax liabilities because management believes that these items will offset in future periods, considering statutory carryforward periods and limitations. Management believes that sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance, equal to the net deferred tax asset amount, is required.

As of March 31, 1999, the Company has available for federal income tax purposes a net operating loss ("NOL") carryforward of approximately $12,800,000 which can offset future consolidated taxable income and which begins to expire in fiscal year 2000. The utilization of this NOL may be subject to an annual limitation under Section 382 of the Internal Revenue Code.

10.      EMPLOYEE BENEFIT PLANS

The Company maintains defined contribution savings and investment plans for the benefit of all full-time employees. The Company's expense related to the plans was $55,000 and $55,000 in 1999 and 1998, respectively. The Company has no significant post-employment or post-retirement obligations.

On June 5, 1998, the Board of Directors authorized the Photomatrix Employee Stock Purchase Plan (the "Purchase Plan") and authorized the purchase of up to $250,000 of Photomatrix common stock for the Purchase Plan on the open market. The purpose of the Purchase Plan is to serve as an incentive to and to encourage stock ownership by eligible employees of the Company so that they may acquire or increase their proprietary interest in the success of the Company and to encourage them to remain in the service of the Company.

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

A total of 750,000 shares of stock are available for purchase under the Purchase Plan, subject to adjustment for various changes in the capitalization of the Company. As of March 31, 1999, the Company had purchased approximately 117,000 shares of the Photomatrix common stock on the open market on behalf of the Purchase Plan and arranged for the stock to be held in trust by an independent trustee. The Company has recorded approximately $114,000 as a repurchase of common stock.

11.      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company's operations are conducted in facilities that are occupied under operating leases. The leases require payment of taxes, maintenance expenses and insurance. Rental expense for continuing operations (net of rental income under sublease of $17,000 and $0 in 1999 and 1998, respectively) incurred under operating leases (including leases which have expired) was $157,000 and $0, in fiscal year 1999 and 1998, respectively.

Future minimum lease commitments as of March 31, 1999, are as follows:

              1999                           $ 645,000
              2000                             658,000
              2001                             755,000
              2002                             698,000
              2003                             609,000
              Thereafter                     7,007,000
                                          -------------
                                           $10,372,000
                                          -------------
                                          -------------

On June 3, 1999, the Company entered into a sale-and-leaseback transaction of its Carlsbad facility for $2,925,000. Under the terms of the Purchase and Sale Agreement between Cabot Industrial Properties, L. P. ("Cabot") and the Company, Cabot acquired all buildings, building improvements and land located at 1958 Kellogg Avenue, Carlsbad, California. The proceeds from the sale were used to retire mortgage debt and pay down a portion of the outstanding balance under the Company's line of credit. In a separate lease agreement, the Company agreed to lease the Carlsbad facility under a fifteen-year lease with Cabot, starting out at a monthly rental of approximately $25,000. The sale resulted in a gain of approximately $240,000, which will be amortized to income over the 15-year life of the lease. Future minimum lease commitments of this lease are as follows:

               1999                           $ 302,000
               2000                             309,000
               2001                             318,000
               2002                             328,000
               2003                             338,000
               Thereafter                     3,765,000
                                          -------------
                                             $5,360,000
                                          -------------
                                          -------------

In June 1998, the Company moved its corporate headquarters, assigned the lease of its former principal operating facility, and provided the lessor with a guarantee of the lease through its expiration in September 2002.

LEGAL PROCEEDINGS

The Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While amounts may be substantial, the ultimate liability cannot presently be determined because of uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on the quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

The Company has indemnified Stenograph Corporation in connection with a product liability case pending in the Nineteenth Judicial District, East Baton Rouge Perish, in which Stenograph is a defendant (BROWN V. STENOGRAPH ET AL). The Company has tendered this claim to its insurance carrier, St. Paul Fire ("St. Paul"). St. Paul has assumed the Company's defense. The insurance carriers have prevailed in all similar judgments rendered to date. It may take several years before this litigation is ultimately resolved. The Company believes that this remaining case is without merit and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies.

EMPLOYMENT AGREEMENTS.

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") are employed under employment agreements that expire on September 30, 1999. The Company's former President was employed under an employment agreement, which expired on July 31, 1999. The former President resigned as an officer on June 21, 1999 and his employment terminated on July 31, 1999. The CFO's employment will terminate on September 30, 1999. If the CEO's, or the CFO's employment is terminated by the Company without cause prior to the end of his term, then he will be entitled to receive his base salary, stock option vesting and health insurance benefits for the remainder of the term.

OFFICERS SEVERANCE POLICY.

In 1988, the Company's Board of Directors adopted an Officers Severance Policy that was modified in November 1990, February 1997 and in April 1999. Under the policy, the former President began receiving twelve weeks' compensation beginning August 1, 1999 and the CFO will begin receiving eight weeks compensation beginning October 1, 1999. In addition, the CEO is to receive twelve weeks' compensation upon termination of employment by the Company, in addition to amounts due him under his employment contract.

DIVIDEND RESTRICTION

Pursuant to state laws, the Company may be restricted from paying dividends to its stockholders as a result of its accumulated deficit as of March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 1, 1999.

                                 PHOTOMATRIX, INC.


                                 by /s/ Patrick W. Moore
                                    ------------------------------------------
                                 Patrick W. Moore, Chief Executive
                                      Officer and Acting Chairman of the Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick W. Moore and Roy L. Gayhart, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to the Report on Form 10-KSB and file the same with the exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or a substitute or substitutes, may do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                        Capacity                            Date
--------------------   -------------------------------------   -----------------

/s/ Patrick W. Moore                                           September 3, 1999
--------------------   Chief Executive Officer                 -----------------
Patrick W. Moore       and Acting Chairman of the Board



/s/ Roy L. Gayhart                                             September 3, 1999
--------------------   Chief Financial Officer                 -----------------
Roy L. Gayhart


/s/ Larry Naritelli                                            September 3, 1999
--------------------   Principal Accounting Officer            -----------------
Larry Naritelli

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 1, 1999.

                                 PHOTOMATRIX, INC.


                                 by /s/ Patrick W. Moore
                                    ------------------------------------------
                                 Patrick W. Moore, Chief Executive
                                      Officer and Acting Chairman of the Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick W. Moore and Roy L. Gayhart, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to the Report on Form 10-KSB and file the same with the exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or a substitute or substitutes, may do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                        Capacity                            Date
--------------------   -------------------------------------   -----------------

/s/ Patrick W. Moore                                           September 3, 1999
--------------------    Chief Executive Officer and            -----------------
Patrick W. Moore        Acting Chairman of the Board


/s/ Roy L. Gayhart                                             September 3, 1999
--------------------    Chief Financial Officer                -----------------
Roy L. Gayhart


/s/ Larry Naritelli                                            September 3, 1999
--------------------    Principal Accounting Officer           -----------------
Larry Naritelli


/s/ James P. Hill                                              August 31, 1999
--------------------    Director                               -----------------
James P. Hill


/s/ Michael J. Genovese                                        September 1, 1999
--------------------    Director                               -----------------
Michael J. Genovese


/s/ Suren G. Dutia                                             September 1, 1999
--------------------    Director                               -----------------
Suren G. Dutia


/s/ Ira H. Sharp                                               September 3, 1999
--------------------    Director                               -----------------
Ira H. Sharp


/s/ John F. Staley                                             September 2, 1999
--------------------    Director                               -----------------
John F. Staley