Form 10-Q
period 1999-06-30
NATIONAL MANUFACTURING TECHNOLOGIES
filed 1999-11-15
CIK 814427

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                For the transition period from _______ to_______.

                         Commission file number 0-16055

                    NATIONAL MANUFACTURING TECHNOLOGIES, INC.
                          (FORMERLY PHOTOMATRIX, INC.)

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

-------------------------------------------------------------------------------
        At October 26, 1999, 9,982,000 shares of Common Stock of National
               Manufacturing Technologies, Inc. were outstanding.
-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format.

                                   Yes       No  X
                                      -----    -----

                                      INDEX

                    NATIONAL MANUFACTURING TECHNOLOGIES, INC.

                                                                                                      PAGE
                                                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

           Consolidated balance sheets as of  June 30, 1999 (unaudited) and March 31, 1999              2

           Unaudited consolidated statements of operations for the three months ended
                 June 30, 1999 and 1998                                                                 3

           Unaudited consolidated statements of cash flows for the three months ended
                 June 30, 1999 and 1998                                                                 4

           Unaudited notes to consolidated financial statements                                         5

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                          8

PART II - OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          12

ITEM 5:   OTHER INFORMATION                                                                            12

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                                             12

SIGNATURES                                                                                             13


           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30, 1999
ASSETS                                                                            (UNAUDITED)    MARCH 31, 1999
                                                                                 ------------------------------
Current assets:
   Cash                                                                          $    513,000    $     42,000
  Accounts receivable, net of allowance
       of $258,000 and $292,000                                                       857,000       1,448,000
  Inventories                                                                         815,000         725,000
  Land & building held for sale                                                            --       2,674,000
  Net assets of discontinued operations                                                    --         386,000
  Prepaid expenses and other                                                           61,000           8,000
                                                                                 ------------    ------------
       Total current assets                                                         2,246,000       5,283,000
Property and equipment, net                                                         1,935,000       1,918,000
Goodwill, net                                                                       2,145,000       2,088,000
Other assets                                                                           15,000          65,000
                                                                                 ------------    ------------
                                                                                 $  6,341,000    $  9,354,000
                                                                                 ------------    ------------
                                                                                 ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $  1,257,000    $  1,724,000
   Accrued liabilities                                                                812,000         745,000
   Credit facility                                                                         --       2,122,000
   Mortgage on land & building held for sale                                               --       2,023,000
   Net liabilities of discontinued operations                                       1,769,000              --
   Current maturities of long-term debt                                               230,000         158,000
                                                                                 ------------    ------------
       Total current liabilities                                                    4,068,000       6,772,000
Long-term debt                                                                      1,237,000       1,009,000

Commitments and contingencies

Shareholders' equity:
   Preferred Stock, no par value; 3,173,000 shares
      authorized, no shares issued and outstanding                                         --              --
   Common stock, no par value; 30 million shares
       Authorized and 9,914,000 shares issued
       and outstanding, respectively                                               21,376,000      21,376,000
   Additional paid-in capital                                                          53,000          53,000
   Accumulated deficit                                                            (20,393,000)    (19,856,000)
                                                                                 ------------    ------------
       Total shareholders' equity                                                   1,036,000       1,573,000
                                                                                 ------------    ------------
                                                                                 $  6,341,000    $  9,354,000
                                                                                 ------------    ------------
                                                                                 ------------    ------------


        The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30
                                                                      1999                 1998
                                                               --------------------------------
Revenues                                                       $ 1,753,000          $   194,000
Cost of revenues                                                 1,158,000              171,000
                                                               -----------          -----------
Gross profit                                                       595,000               23,000
                                                               -----------          -----------

   Selling, general and administrative expenses                  1,446,000              117,000
                                                               -----------          -----------

Operating loss                                                    (851,000)             (94,000)
                                                               -----------          -----------

Other expense, net                                                 (77,000)             (33,000)
                                                               -----------          -----------

Loss from continuing operations                                   (928,000)            (127,000)

Income/(loss) from discontinued operations                         391,000             (827,000)
                                                               -----------          -----------

Net loss                                                       $  (537,000)         $  (954,000)
                                                               -----------          -----------
                                                               -----------          -----------



Basic and diluted net income/(loss) per share:
   Continuing operations                                        $    (0.09)         $     (0.02)
   Discontinued operations                                      $     0.04          $     (0.13)
                                                               -----------          -----------
   Net loss                                                     $    (0.05)         $     (0.15)
                                                               -----------          -----------
                                                               -----------          -----------

Weighted average number of common shares outstanding             9,914,000            6,430,000
                                                               -----------          -----------
                                                               -----------          -----------


              The accompanying notes are an integral part of these
                        consolidated financial statements

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30

                                                                     1999                 1998
                                                                   -----------------------------
Cash flows from operating activities:
Net loss:                                                          $  (537,000)   $  (954,000)
Net income/loss from discontinued operations                           391,000       (827,000)
                                                                   -----------    -----------
Net loss from continuing operations                                   (928,000)      (127,000)
   Adjustments:
      Depreciation and amortization                                     14,000         24,000
      Amortization of goodwill                                          19,000             --
      Provision for doubtful accounts                                  (35,000)            --
      Provision for inventory                                            8,000             --
      Options issued for compensation                                       --         30,000

      Changes in assets and liabilities, net of assets acquired:
         Accounts receivable                                           626,000        270,000
         Inventories                                                   (98,000)      (113,000)
         Prepaid expenses and current assets                           (53,000)       142,000
         Intangibles                                                   (76,000)            --
         Other assets                                                   50,000             --
         Accounts payable                                             (467,000)      (194,000)
         Accrued liabilities                                            65,000       (177,000)
                                                                   -----------    -----------
    Cash used in continuing operations                                (875,000)      (145,000)
    Cash provided by discontinued operations                         2,493,000        209,000
                                                                   -----------    -----------
Cash provided by (used in) operations                                1,618,000         64,000
                                                                   -----------    -----------
Cash flows from investing activities:
    Acquisition of property and equipment                               22,000        (15,000)
    Costs of acquisitions                                                   --       (299,000)
                                                                   -----------    -----------
Cash provided by (used in) investing activities                         22,000       (314,000)
                                                                   -----------    -----------
Cash flows from financing activities:
Borrowings under credit facility and long-term debt                         --        233,000
Payments of credit facility and long-term debt                      (1,820,000)            --
Proceeds from sale of land and building                                651,000         28,000

    Cash used by discontinued financing activities                          --             --
                                                                   -----------    -----------
Cash provided by (used in) financing activities                     (1,169,000)       261,000
                                                                   -----------    -----------
Effects of exchange rate of discontinued operation on cash                  --         (6,000)

Increase  in cash                                                  $   471,000    $     5,000
Cash at beginning of period                                             42,000         12,000
                                                                   -----------    -----------
Cash at end of period                                              $   513,000    $    17,000
                                                                   -----------    -----------
                                                                   -----------    -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF JUNE 30, 1999 AND MARCH 31, 1999 AND
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

1.   GENERAL

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect the accounts of National Manufacturing Technologies, Inc. (formerly Photomatrix, Inc.; the "Company"), together with its subsidiaries. The Company is a value-added manufacturing company, specializing in the manufacture of enclosed electronic systems and their various component assemblies. On June 5, 1998, the Company acquired I-PAC Manufacturing, Inc. ("I-PAC"). On July 1, 1998, the Company acquired the assets and business of MGM Techrep, Inc., and formed PHRX Rep Co. On November 27, 1998, the Company acquired certain assets and the business operations of Amcraft and incorporated the operations as I-PAC Precision Machining, Inc. On December 18, 1998, the Company acquired certain assets and the business operations of Greene International West, Inc. and incorporated the operations as National Metal Technologies, Inc. ("NMT"). All acquisitions were treated as purchases for accounting and financial reporting purposes. These companies comprise the manufacturing group. Under the purchase method of accounting, the results of operations of the acquired companies are combined with those of the Company from the date of acquisition. In addition, on June 21, 1999, the Company sold product rights and certain assets of its document scanner operations to Scan-Optics, Inc. Accordingly, operational results of the scanner operations have been reclassified as discontinued operations for the respective periods presented herein. The balance sheets of the scanner operations have similarly been reclassified as net assets (liabilities) of discontinued operations. As a result, the current quarter ended June 30, 1999, reflects the combined operations of I-PAC, PHRX Rep Co., I-PAC Precision Machining and NMT, compared to the quarter ended June 30, 1998, which reflects only one months' operating results of I-PAC. The scanner operations are classified as discontinued for all periods shown. All significant intercompany transactions and balances have been eliminated.

Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the Company's results of operations and financial position as of the dates and for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 1999. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

2.   CREDIT FACILITY

On June 18, 1999 the Company entered into a new $1,500,000 credit facility with a lender that included a $1,200,000 line of credit and a $300,000 term loan which matures in August, 2001. Neither the line of credit nor the term loan was used as of June 30, 1999. There was no aggregate outstanding balance under these loans as of June 30, 1999.

The new line of credit will accrue interest on outstanding borrowings at the prime rate plus 4 % per annum. Under the terms of the new agreement, total borrowings under the line of credit will be limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). The new line of credit expires in June, 2001.

3.   DISCONTINUED OPERATIONS

PHOTOMATRIX IMAGING, INC. AND PHOTOMATRIX, LTD.

On March 2, 1999, the Company approved a plan to sell certain product rights, assets and liabilities of Photomatrix Imaging, Inc. ("Imaging") and its wholly-owned subsidiary, Photomatrix, Ltd. ("Ltd."). On June 21, 1999, the Company completed the transaction whereby it sold product rights and certain assets of its document scanner operations to Scan-Optics, Inc of Manchester, Connecticut ("Scan-Optics"). Under the terms of the agreement, Scan-Optics paid the Company approximately $1,890,000 in cash and agreed to pay an additional $210,000 to acquire all receivables, inventory and certain equipment. Scan-Optics also assumed nearly $2 million of current and future liabilities of Imaging and Ltd. Scan-Optics also assumed lease commitments associated with the Company's engineering facilities located in Chandler, Arizona, as well as its facilities in Great Britain. The $210,000 holdback is in an escrow account which is expected to be released in November 1999. In addition, Scan-Optics agreed to pay certain royalties, not to exceed $250,000 over a three-year period, and also entered into a Transition Agreement and a five year Manufacturing Agreement, under which Imaging will continue to manufacture document scanner parts for Scan-Optics. Proceeds from this sale were used to reduce short-term debt and provide working capital to the Company. The purchase price is subject to adjustment based upon certain additional due diligence to be completed by Scan-Optics on the closing balance sheet.

Current and prior period balances have been reclassified to present Imaging and Ltd. as a discontinued operation.

LEXIA SYSTEMS, INC.

Included in net liabilities from discontinued operations are certain liabilities under dispute by Lexia Systems, Inc., a wholly owned subsidiary that was discontinued in December, 1996. Currently, Lexia carries on its books accounts payable and unpaid rent claims of International Computers Limited, Inc. ("ICL") and related entities in the amount of $457,000. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to the outstanding claims previously made by ICL.

4.   BASIC AND DILUTED LOSS PER SHARE

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 9,914,000 and 6,430,000, in the first quarters of fiscal years 1999 and 1998, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Options and warrants representing approximately 1,607,000 and 1,196,00 shares were excluded from the computations of net loss per common share for the quarters ended June 30, 1999 and 1998, respectively, as their effect is anti-dilutive.

5.   ACQUISITION OF I-PAC MANUFACTURING, INC.

On March 16, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization with I-PAC Manufacturing, Inc. The Agreement was approved by the shareholders of the Company on June 5, 1998, and the transaction closed on June 11, 1998. As a result of the Merger, the 8,500 outstanding shares of I-PAC common stock were exchanged for 4,848,000 shares of Photomatrix Common Stock and possibly additional 4,652,000 shares of the Company's common stock in the event that I-PAC achieves certain performance milestones during a twelve month period commencing on July 1, 1998 or outstanding options to purchase the Company's common stock are exercised.

If any performance milestones are met, the issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of the Company's outstanding options and warrants will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of Photomatrix outstanding options and warrants will be treated in accordance with APB 16, in that any additional shares will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The $2,200,000 excess of the purchase price over the fair value of I-PAC's net assets will be amortized over a twenty year period. As of November 12, 1999, the Company has not made a determination as to whether any performance milestones have been achieved.

If the I-PAC transaction had been consummated at the beginning of fiscal year 1998, the Company's consolidated revenues, net loss and net loss per share for the three months ended June 30, 1998 would have been:

Revenues                                                             $  742,000

Net loss from continuing operations                                  $ (361,000)

Net loss per share from continuing operations, basic and diluted     $    (0.06)


6.   COMPREHENSIVE INCOME

As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative translation adjustment to be included as a component of comprehensive loss in addition to net loss for the period. The Company had no components of comprehensive income during the periods presented.

7.   ACQUISITION OF ASSETS OF TECNOLOGIAS NACIONALES MANUFACTURERAS de MEXICO.

On September 17, 1999, the Company entered into an Asset Purchase Agreement with Mirror USA and its subsidiary to acquire certain assets in Tijuana, Mexico which will be used by the Company's newly-created subsidiary, Tecnologias Nacionales Manufactureras de Mexico. On August 25, 1999 Tecnologias Nacionales Manufactureras de Mexico executed a lease of a 18,000 square foot manufacturing facility located approximately five miles from the Otay Mesa border crossing in Tijuana. The asset acquisition was a cash purchase. The 3-year lease agreement calls for monthly lease payments of $4,500 for the first four months, $5,700 until August 2000, $5,900 until August 2001 and $6,000 until August 2002.

8.   CORPORATE NAME CHANGE

On September 23, 1999 the Company's shareholders approved a change in the name of the Company from Photomatrix, Inc. to National Manufacturing Technologies, Inc. ("NMT"). The Company changed its name to National Manufacturing Technologies, Inc. to better reflect the Company's currently diverse vertically integrated contract manufacturing business operations. The Company closed its sale of product rights and related assets of its scanner division to Scan-Optics on June 21, 1999. During this past year, the Company has continued to accomplish its strategy of vertically integrating complementary manufacturing services to OEM customers, as demonstrated by its recent acquisitions of National Metal Technologies, Inc. and I-PAC Precision Machining, Inc. Also, the Company believes that the word "manufacturing" is more expressive of its basic core competency, namely the creation of value-added manufactured goods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

  Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and unaudited notes to consolidated financial statements included elsewhere herein.

THREE MONTHS ENDED JUNE 30, 1999

CONTINUING OPERATIONS

Consolidated revenues for the quarter ended June 30, 1999 totaled approximately $1,753,000, and was comprised of approximately $885,000 of electronic manufacturing services revenue, $842,000 of metal manufacturing services revenue, and $26,000 of other revenue. The electronic manufacturing services, metal manufacturing, and other revenue was generated over one full quarter of operations. During this period, revenues were adversely affected by the Company's tight cash position. This tight cash condition continued subsequent to June 30, 1999. Revenues from continuing operations of $194,000 for the three months ended June 30, 1998 represents the operations of I-PAC from the date of acquisition, June 5, 1998.

Consolidated gross margin for the quarter ended June 30, 1999 was approximately $595,000 or 33.9% of consolidated revenues. This amount is comprised of approximately $348,000 or 39.3% of electronic manufacturing services gross margin, $247,000 or 29.3% of metal manufacturing services gross. The consolidated gross margin represents an amount considered by management to be slightly less than expected under normal operating conditions. The tight cash position created inefficiencies in operations which caused higher material and labor costs during the quarter. The metals manufacturing services group gross margin was slightly less than expected due to unfavorable inefficiencies caused by the Company's tight cash condition, and the relocation of I-PAC Precision Machining to the Oceanside, California facility. The gross profit in the quarter ended June 30, 1998 was only 11.9% due to the low volume of activity for the period reported.

Consolidated selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 1999 was approximately $1,446,000. This amount is comprised of approximately $686,000 of corporate general and administrative expenses, $330,000 of electronic manufacturing services SG&A expenses and $430,000 of metal manufacturing services SG&A expenses. No corporate general and administrative expenses were allocated to discontinued operations; therefore all SG&A expenses for the full quarter are allocated to continuing operations. The Company is in the process of reducing its consolidated SG&A expenses during the second and third quarters of fiscal year 2000, as a result of the sale of the scanner operations and consolidation of the metal manufacturing services, although there can be no assurance that these cost reductions will be achieved.

Consolidated other expenses for the quarter ended June 30, 1999 totaled approximately $77,000 and was comprised primarily of interest expense of $109,000 and rental income of $32,000.

The higher than normal SG&A expenses and other expenses resulted in a loss from continuing operations of $928,000 ($0.09 per share) for the quarter ended June 30, 1999.

In June 1999, the Company sold its scanner business. The Company recorded a gain from discontinued operations in the current quarter of $391,000 related to its scanner operations (which is more fully described below). This compares with a loss from discontinued operations in the prior year related to scanner operations of $827,000. Including the gain from discontinued operations, the net loss for the quarter ended June 30, 1999 was $537,000 ($0.05 per share) compared to a net loss for the quarter ended June 30, 1998 of $954,000 ($0.15 per share), a decrease of $417,000 (43.7%).

DISCONTINUED OPERATIONS

On June 21, 1999, the Company closed the sale of its scanner operations to Scan-Optics.

Discontinued operations for current year income was comprised of approximately $232,000 accruals for inventory reserves related to the Photomatrix, Ltd. scanner operation which were not required and $159,000 of accruals for estimated losses at the Photomatrix, Ltd. operation that were not required. Current liabilities related to the disposal of the scanner operation total approximately $1,148,000. The Company is in the process of negotiating settlements on some of these remaining liabilities and may generate additional savings based on these settlements, although there can be no assurance that these settlements will result in additional income.

During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc. Current liabilities related to Lexia Systems, Inc. total approximately $621,000. There is no current quarter gain or loss related to Lexia Systems, Inc.

                         LIQUIDITY AND CAPITAL RESOURCES

   RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES

In June 1999 the Company repaid a $2,100,000 credit facility with its primary bank that included a $1,500,000 line of credit and a $600,000 term loan. The line of credit accrued interest on outstanding borrowings at the bank's prime rate plus 1% per annum until March 1, 1999, after which interest accrued at the bank's prime rate plus 6% per annum. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,500,000 or 70% of eligible accounts receivable (as defined under the agreement). The Company had been required to (1) maintain a minimum tangible net worth of $3,200,000 as of December 31, 1998, and $3,500,000 thereafter (2) maintain a ratio of total liabilities to tangible net worth of not greater than 2.75 to 1.0, and (3) maintain a minimum debt service coverage of no less than 1.25 to
1.0. Based on December 31, 1998 financial data, the Company was not in compliance with these covenants. The bank agreed to forebear from taking adverse action, subject to the Company fulfilling certain reporting and other conditions, including entering into discussions with alternative lenders to replace the bank's credit facilities. Accordingly the amount due under the term loan portion of this credit facility has been reclassified as a current liability as of March 31, 1999. The Company paid all outstanding balances under this credit facility on June 21, 1999.

On June 18, 1999, the Company entered into a $1,500,000 credit facility with another lender that included a $1,200,000 line of credit and a $300,000 term loan. The line of credit accrued interest on outstanding borrowings at the bank's prime rate plus 4% per annum. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). Outstanding borrowings are collateralized by primarily all of the Company's assets. The line of credit expires on June 30, 2001.

As of June 22, 1999, the Company repaid two notes in the aggregate amount of $2,010,000, which are collateralized by the trust deeds of the Company's real property located in Carlsbad, California. The repayment of these notes was guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes were payable in aggregate monthly installments of approximately $18,000, including interest ranging from 7.5% to 9.5%. On June 3, 1999, the Company closed escrow on a sale-and-leaseback transaction, whereby it sold the real property for $2.9 million and entered into a fifteen year lease with the buyer, calling for minimum monthly lease payments of approximately $27,000. All underlying debt was repaid.

In December 1998, NMT became obligated under a five-year note in the amount of $350,000, bearing interest at 8%. Future note payments may be made in a combination of National Manufacturing Technologies stock and cash at the election of the parties. In addition, NMT agreed to enter into a capital lease of GIW equipment, with a bargain purchase option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease were satisfied with the issuance of 25,000 shares of National Manufacturing Technologies common stock valued at $2.00 per share. National Manufacturing Technologies agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for these initial shares issued for the first year's payments on the note and the equipment lease. This debt will bear interest at 8%.

The Company is obligated under a series of notes payable totaling $294,000 as of June 30, 1999. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. Since October 1998, the Company made one payment on these notes in July 1999 and the Company is attempting to accelerate the monthly payments required under these notes. These notes are part of the $1.1 million of accrued liabilities of discontinued operations.

The Company also has certain equipment notes in the aggregate amount of $40,000 with interest rates varying between 8% and 26.6% with final payments due between 2000 and 2005. These notes are collateralized by equipment. In addition, the Company also has certain capital leases in the aggregate amount of $304,000, calling for minimum monthly payments aggregating approximately $15,000 per month.

During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in June 1999. The Company had stopped making payments on this liability which is currently at a balance of $70,000, until October 1999, when the Company started making monthly payments of $5,000. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at June 30, 1999. These liabilities are included in net liabilities of discontinued operations. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

The Company's sources of future short-term liquidity are its cash balance of $513,000 as of June 30, 1999, the remaining proceeds from the sale of assets of its scanner operations of $210,000 held in escrow, and the unused amount of its new $1.5 million credit facility. $1.2 million of this credit facility is a line of credit against eligible accounts receivable. $300,000 of the credit facility is a term loan that funded on 9/9/99 and is due in equal monthly installments of $6,250 over 2 years with a final payment of $150,000. Availability under the line of credit can be limited based upon the balance of eligible accounts receivable as described above. Eighty percent of eligible accounts receivable increased during the month of October 1999 to the $1.2 million limit. Additional increases to this line may be necessary to aid revenue growth in the metals and electronics segments.

The Company is currently obligated as a guarantor under an assignment agreement of a lease in the amount of approximately $18,550 per month through September 2002. As of June 30, 1999, the Company has not been required to pay any amounts related to this guarantee. The Company is also obligated to pay approximately $7,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

The Company anticipates that its current cash position, revenue from operations and other sources of cash (including the sale of assets of its scanner operations and sale and leaseback of its facilities) and funds from its existing line of credit, including a potential expansion of this line of credit, will be sufficient to finance its working capital and capital requirements for the next twelve months. However, the Company's capital requirements may increase as a result of competitive and technological developments and the terms and conditions of any future strategic transactions. There can be no assurance that the Company would be able to raise additional capital under favorable terms, if at all.

                          NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect adoption of SFAS 133 to have a material effect on its financial position or results of operations.

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

       THIS 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS INCLUDING ACQUIRING OTHER BUSINESSES, INCREASING SALES AND IMPROVING MARGINS, ASSUMPTIONS AND STATEMENTS RELATING TO THE COMPANY'S FUTURE ECONOMIC PERFORMANCE AND OTHER NON-HISTORICAL INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE RISKS DISCUSSED UNDER THE HEADING "ADDITIONAL RISK FACTORS" AS WELL AS OTHER FACTORS AS DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1999.

PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      REPORTS ON FORM 8-K

        None

b.     EXHIBITS

       3.2           Amended and Restated Articles of Incorporation dated
                     September 23, 1999
       10.58         Asset Purchase Agreement
       10.59         Facilities Lease
       10.60         Stock Option Agreement with Patrick W. Moore, dated June 5,
                     1999
       27            Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            NATIONAL MANUFACTURING
                                            TECHNOLOGIES, INC.

Date:  November 12, 1999                    by  /s/ Patrick W. Moore
                                                --------------------
                                            Patrick W. Moore
                                            Chairman, Chief Executive Officer
                                            and President

Date:  November 12, 1999                    by  /s/ Larry Naritelli
                                               --------------------
                                            Larry Naritelli
                                            Controller
                                            Principal Accounting Officer