Form 10QSB
period 1999-09-30
NATIONAL MANUFACTURING TECHNOLOGIES
filed 2000-02-08
CIK 814427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(  X  )     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

                For the quarterly period ended September 30, 1999

(    )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934

               For the transition period from        to
                                              -------   ---------

                         Commission file number 0-16055

                    NATIONAL MANUFACTURING TECHNOLOGIES, INC.
                          (FORMERLY PHOTOMATRIX, INC.)

             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                         95-3267788
------------------------------------------------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)


1958 KELLOGG AVE., CARLSBAD, CALIFORNIA                                  92008
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

--------------------------------------------------------------------------------
At February 1, 2000, 10,061,894 shares of Common Stock of National Manufacturing
                      Technologies, Inc. were outstanding.
--------------------------------------------------------------------------------


Transitional  Small  Business  Disclosure  Format.

                                 Yes         No    X
                                     -------    -------

                                    INDEX

                     NATIONAL  MANUFACTURING  TECHNOLOGIES,  INC


                                                                                                        PAGE
                                                                                                        ----
PART  I  -   FINANCIAL  INFORMATION

ITEM  1:  FINANCIAL  STATEMENTS

           Consolidated  balance  sheets as of September 30, 1999 (unaudited) and March 31,1999          2

           Unaudited  consolidated  statements  of  operations for the three and six months
           ended September 30, 1999 and 1998                                                             3

           Unaudited  consolidated  statements  of  cash  flows  for  the  six months ended
           September 30, 1999 and 1998                                                                   4

           Unaudited notes to consolidated financial statements                                          5


ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                            9


PART  II  -  OTHER  INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           14

ITEM 5:   OTHER INFORMATION                                                                             14

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                                              14

SIGNATURES                                                                                              15



                   NATIONAL  MANUFACTURING  TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS



                                                           SEPTEMBER 30, 1999
ASSETS                                                        (UNAUDITED)        MARCH 31, 1999
                                                          --------------------  ----------------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $            355,000   $       42,000
  Accounts receivable, net of allowance
       of $209,000 and $292,000. . . . . . . . . . . .              1,601,000         1,448,000
  Inventories. . . . . . . . . . . . . . . . . . . . . .              980,000           725,000
  Land & building held for sale. . . . . . . . . . . . .                   --         2,674,000
  Net assets of discontinued operations. . . . . . . . .                   --           386,000
  Prepaid expenses and other . . . . . . . . . . . . . .               61,000             8,000
                                                          --------------------  ----------------
       Total current assets. . . . . . . . . . . . . . .            2,997,000         5,283,000

Property and equipment, net. . . . . . . . . . . . . . .            1,900,000         1,918,000
Goodwill, net. . . . . . . . . . . . . . . . . . . . . .            2,163,000         2,088,000
Other assets . . . . . . . . . . . . . . . . . . . . . .               15,000            65,000
                                                          --------------------  ----------------

                                                          $         7,075,000   $     9,354,000
                                                          ====================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . .  $         1,339,000   $     1,724,000
   Accrued liabilities . . . . . . . . . . . . . . . . .              548,000           745,000
   Credit facility . . . . . . . . . . . . . . . . . . .            1,064,000         2,122,000
   Mortgage on land & building held for sale . . . . . .                   --         2,023,000
   Net liabilities of discontinued operations. . . . . .            1,339,000                --
   Current maturities of long-term debt. . . . . . . . .              382,000           158,000
                                                          --------------------  ----------------
       Total current liabilities . . . . . . . . . . . .            4,672,000         6,772,000
                                                          --------------------  ----------------

Long-term debt                                                      1,405,000         1,009,000
                                                          --------------------  ----------------

Commitments and contingencies

Shareholders' equity:
   Preferred Stock, no par value; 3,173,000 shares
   Authorized, no shares issued and outstanding. . . . .                   --                --
   Common stock, no par value; 30 million shares
       authorized, 9,982,000 and 9,914,000 shares issued
       and outstanding, respectively . . . . . . . . . .           21,400,000        21,376,000
   Additional paid-in capital. . . . . . . . . . . . . .               61,000            53,000
   Accumulated deficit . . . . . . . . . . . . . . . . .          (20,463,000)      (19,856,000)
                                                          --------------------  ----------------
       Total shareholders' equity. . . . . . . . . . . .              998,000         1,573,000
                                                          --------------------  ----------------

                                                          $         7,075,000   $     9,354,000
                                                          ====================  ================

               The  accompanying  notes  are  an  integral part of these
                            consolidated financial statements.

                NATIONAL  MANUFACTURING  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
                         CONSOLIDATED STATEMENTS  OF  OPERATIONS
                                        (Unaudited)

                                                    Three Months Ended          Six Months Ended
                                                       September  30,             September  30,

                                                    1999          1998          1999         1998
                                                 -----------  ------------  ------------  -----------
Revenue . . . . . . . . . . . . . . . . . . . .  $2,491,000   $ 1,132,000   $ 4,244,000   $1,326,000
Cost of revenues. . . . . . . . . . . . . . . .   1,804,000       744,000     2,950,000      915,000
                                                 -----------  ------------  ------------  -----------

Gross profit. . . . . . . . . . . . . . . . . .     687,000       388,000     1,294,000      411,000
                                                 -----------  ------------  ------------  -----------

   Selling, general and administrative expenses   1,195,000       546,000     2,653,000      663,000
                                                 -----------  ------------  ------------  -----------

Operating loss. . . . . . . . . . . . . . . . .    (508,000)     (158,000)   (1,359,000)    (252,000)
                                                 -----------  ------------  ------------  -----------

Other income/(expense), net . . . . . . . . . .      67,000       (76,000)       (9,000)    (109,000)
                                                 -----------  ------------  ------------  -----------

Loss from continuing operations . . . . . . . .    (441,000)     (234,000)   (1,368,000)    (361,000)

Income/(loss) from discontinued operations. . .     371,000       539,000       761,000     (288,000)
                                                 -----------  ------------  ------------  -----------

Net income/(loss) . . . . . . . . . . . . . . .  $  (70,000)  $   305,000   $  (607,000)  $ (649,000)
                                                 ===========  ============  ============  ===========


Basic and diluted net income/(loss) per share:
Continuing operations . . . . . . . . . . . . .  $    (0.04)  $     (0.02)  $     (0.14)  $    (0.04)
Discontinued operations . . . . . . . . . . . .  $     0.03   $      0.05   $      0.08   $    (0.04)
Net loss. . . . . . . . . . . . . . . . . . . .  $    (0.01)  $      0.03   $     (0.06)  $    (0.08)
                                                 ===========  ============  ============  ===========


Weighted average number of
     common shares outstanding. . . . . . . . .   9,922,000    10,659,000     9,918,000    8,209,000
                                                 ===========  ============  ============  ===========

                     The  accompanying  notes  are  an  integral part of these
                                 consolidated financial statements.

                     NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                             SIX MONTHS ENDED SEPTEMBER 30

                                                                    1999          1998
                                                                ------------  ------------
Cash flows from operating activities:
Net income/(loss):                                               $(607,000)    $(649,000)
Net income from discontinued operations                           761,000      (288,000)
                                                                ------------  ------------
Net loss from continuing operations                             (1,368,000)    (361,000)
Adjustments:
Depreciation and amortization                                      87,000        52,000
Amortization of goodwill                                           38,000        18,000
Provision for doubtful accounts                                    54,000       (3,000)
Provision for inventory                                            8,000           --
Options issued for compensation                                    8,000         30,000
Changes in assets and liabilities, net of assets acquired:
Accounts receivable                                              (207,000)      (99,000)
Inventories                                                      (263,000)     (431,000)
Prepaid expenses and current assets                               (53,000)      267,000
Intangibles                                                      (113,000)         --
Other assets                                                       50,000       (7,000)
Accounts payable                                                 (385,000)       23,000
Accrued liabilities                                                28,000      (801,000)
                                                                ------------  ------------
Cash used in continuing operations                              (2,116,000)   (1,312,000)
Cash provided by (used in) discontinued operations               2,432,000     1,258,000
                                                                ------------  ------------
Cash provided by (used in) operations                              316,000       (54,000)
                                                                ------------  ------------
Cash flows from investing activities:
Acquisition of property and equipment                             (16,000)     (421,000)
Cost of Acquisitions                                                 --        (299,000)
Cash provided by the issuance of stock                             24,000          --
                                                                ------------  ------------
Cash provided by (used in) investing activities                    8,000       (720,000)
                                                                ------------  ------------
Cash flows from financing activities:
Borrowings/(payments) under credit facility and long-term debt   (662,000)       980,000
(Acquisition)/disposal of land & building held for sale           651,000         28,000
                                                                ------------  ------------
Cash provided by (used in) financing activities                   (11,000)     1,008,000
                                                                ------------  ------------
Effects of exchange rate of discontinued operation on cash           --            5,000

Increase  in cash                                                $313,000       $239,000
Cash at beginning of period                                        42,000         12,000
                                                                ------------  ------------
Cash at end of period                                            $355,000       $251,000
                                                                ============  ============





            The  accompanying  notes  are  an  integral part of these
                       consolidated financial statements.

            NATIONAL MANUFACTURING TECHNOLOGIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                AS OF SEPTEMBER 30, 1999 AND MARCH 31, 1999 AND
        FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

     1.     GENERAL

     Basis  of  Presentation
     -----------------------

The accompanying unaudited consolidated financial statements reflect the accounts of National Manufacturing Technologies, Inc. (formerly Photomatrix, Inc.; the "Company"), together with its subsidiaries. The Company is a value-added manufacturing company, specializing in the manufacture of enclosed electronic systems and their various component assemblies. On June 5, 1998, the Company acquired I-PAC Manufacturing, Inc. ("I-PAC"). On July 1, 1998, the
Company acquired the assets and business of MGM Techrep, Inc., and formed PHRX Rep Co. On November 27, 1998, the Company acquired certain assets and the business operations of Amcraft and incorporated the operations as I-PAC Precision Machining, Inc. On December 18, 1998, the Company acquired certain assets and the business operations of Greene International West, Inc. ("GIW") and incorporated the operations as National Metal Technologies, Inc. ("NMT").
All acquisitions were treated as purchases for accounting and financial reporting purposes. These companies comprise the manufacturing group. Under the purchase method of accounting, the results of operations of the acquired companies are combined with those of the Company from the date of acquisition. In addition, on June 21, 1999, the Company sold product rights and certain assets of its document scanner operations to Scan-Optics, Inc. Accordingly, operational results of the scanner operations have been reclassified as discontinued operations for the respective periods presented herein. The balance sheets of the scanner operations have similarly been reclassified as net assets (liabilities) of discontinued operations. As a result, the three and six months ended September 30, 1999, reflect the combined operations of I-PAC, PHRX Rep Co., I-PAC Precision Machining and NMT. The three and six months ended September 30, 1998 only reflect the operating results of I-PAC, and PHRX Rep Co. from the dates of acquisition, and no activity related to the I-PAC Precision Machining and NMT acquisitions. The scanner operations are classified as discontinued for all periods shown. All significant intercompany transactions and balances have been eliminated.


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

2.          CREDIT  FACILITY

On June 18, 1999 the Company entered into a new $1,500,000 credit facility with a lender that included a $1,200,000 A/R line of credit and a $300,000 term loan which matures in August, 2001. The A/R line of credit began funding on July 8, 1999 and the $300,000 term loan was funded on September 9, 1999. The outstanding balance under these loans as of September 30, 1999 was $1,064,000 on the A/R line of credit and $294,000 on the term loan. In December 1999, the A/R credit line was increased to $2,000,000, and two inventory lines totaling $650,000 were added to the existing credit facility. Outstanding borrowings are collateralized by primarily all of the Company's assets. The lines of credit expire on June 30, 2001. The balances outstanding as of January 28, 2000 were $724,000 on the A/R credit line, $267,500 on the term loan, and $333,000 on the inventory lines.

The new lines of credit accrue interest on outstanding borrowings at the prime rate plus 4% per annum. Under the terms of the new agreement, total borrowings under the A/R line of credit is limited to the lesser of $2,000,000 or 80% of eligible accounts receivable (as defined under the agreement). Total borrowings under the metal inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement). Total borrowings under the electronics inventory is limited to the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The new lines of credit expire in June, 2001.


3.     DISCONTINUED  OPERATIONS


PHOTOMATRIX  IMAGING,  INC.  AND  PHOTOMATRIX,  LTD.

On March 2, 1999, the Company approved a plan to sell certain product rights, assets and liabilities of Photomatrix Imaging, Inc. ("Imaging") and its wholly-owned subsidiary, Photomatrix, Ltd. ("Ltd."). On June 21, 1999, the Company completed the transaction whereby it sold product rights and certain assets of its document scanner operations to Scan-Optics, Inc of Manchester, Connecticut ("Scan-Optics"). Under the terms of the agreement, Scan-Optics paid the Company approximately $2,100,000 in cash to acquire all receivables, inventory and certain equipment. Scan-Optics also assumed nearly $2 million of current and future liabilities of Imaging and Ltd. Scan-Optics also assumed lease commitments associated with the Company's engineering facilities located in Chandler, Arizona, as well as its facilities in Great Britain. In addition, Scan-Optics agreed to pay certain royalties, not to exceed $250,000 over a three-year period, and also entered into a Transition Agreement and a five year Manufacturing Agreement, under which Imaging will continue to manufacture document scanner parts for Scan-Optics. Proceeds from this sale were used to reduce short-term debt and provide working capital to the Company. The purchase price is subject to adjustment based upon audit and verification by Scan-Optics on the closing balance sheet.

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

4.     BASIC  AND  DILUTED  LOSS  PER  SHARE

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 9,922,000 and 10,659,000, in the second quarters of fiscal years 2000 and 1999, respectively, and 9,918,000 and 8,209,000, in the six month periods ended September 30, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution attributable to securities that could share in the earnings of the Company, similar to fully diluted EPS. Incremental shares from assumed conversions of options and warrants representing approximately 728,000 shares were used in computations of diluted earnings per share for the three months ended September 30, 1998. For the three month period ended September 30, 1998, outstanding options for the purchase of approximately 28,000 shares were not used in computations of diluted earnings per share because they were priced above market value as of September 30, 1998. For the three and six months ended September 30, 1999, options and warrants to purchase approximately 2,182,000 shares were not used in computations of diluted earnings per share because their effect was anti-dilutive. The adoption of SFAS No. 128 did not have a material effect on the Company's net income/loss per common share.

5.     ACQUISITION  OF  I-PAC  MANUFACTURING,  INC.

On March 16, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization with I-PAC Manufacturing, Inc. The Agreement was approved by the shareholders of the Company on June 5, 1998, and the transaction closed on June 11, 1998. As a result of the Merger, the 8,500 outstanding shares of I-PAC common stock were exchanged for 4,848,000 shares of Photomatrix Common Stock and possibly additional 4,652,000 shares of the Company's common stock in the event that I-PAC achieves certain performance milestones during a twelve month period commencing on July 1,1998 or outstanding options to purchase the Company's common stock are exercised. As of December 31, 1999, the Company has not made a determination as to whether any performance milestones have been achieved.

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

If the I-PAC transaction had been consummated at the beginning of fiscal year 1998, the Company's consolidated revenues, net income (loss) and net income
(loss)  per  share for  the six months ended September 30, 1998 would have been:





                            Six Months Ended September 30,
                            ------------------------------
                                        1998
                                     -----------
Revenues                             $1,874,000

Net loss from continuing operations  $(595,000)

Net loss per share from continuing
  operations, basic and diluted        $(0.07)

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

7.     ACQUISITION OF ASSETS OF TECNOLOGIAS NACIONALES MANUFACTURERAS de MEXICO.

On September 17, 1999, the Company entered into an Asset Purchase Agreement with Mirror USA and Espejomex, S.A. DE C.V. to acquire certain assets in Tijuana, Mexico which will be used by the Company's newly-created subsidiary, Tecnologias Nacionales Manufactureras de Mexico. On August 25, 1999 Tecnologias Nacionales Manufactureras de Mexico executed a lease of a 18,000 square foot manufacturing facility located approximately five miles from the Otay Mesa border crossing in Tijuana. The asset acquisition was a cash purchase. The 3-year lease agreement calls for monthly lease payments of $4,500 for the first four months, $5,700 until August 2000, $5,900 until August 2001 and $6,000 until August 2002.

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

9.     RELATED  PARTY  TRANSACTIONS

During the three months ended September 30, 1999, the Company recorded approximately $10,000 of goodwill related to earn-out accruals from the July 1, 1998 acquisition of MGM Techrep, Inc., (a company previously owned by Patrick W. Moore, National Manufacturing Technologies' Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, and James P. Hill, a Director and major shareholder) as compared to $43,000 in the three months ended September 30, 1998. During the six months ended September 30, 1999, the Company recorded approximately $42,000 of goodwill related to these earn out accruals. During the three months ended September 30, 1999 the company paid $18,900 of these earn out accruals.

During the quarter ended September 30, 1999 the Company paid approximately $70,000 to Sullivan, Hill, Lewin, Rez, Engle and LaBazzo, a law firm in which James P. Hill, a director and major shareholder, is a partner. The Company also paid William Grivas, a major shareholder, approximately $19,000 in consulting fees during this quarter. At September 30, 1999, the Company had accrued approximately $14,000 in legal fees due to Sullivan, Hill, Lewin, Rez, Engle and LaBazzo, and also accrued an additional $6,000 in consulting fees to William Grivas.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

CONTINUING  OPERATIONS

On June 5, 1998, the Company acquired I-PAC and on July 1, 1998 the Company acquired MGM. Both acquisitions were treated as purchases for accounting and financial purposes. Accordingly, the three month period ending September 30, 1999 represents the first full quarter of comparative results with the prior year for the Electronic Manufacturing Services Group ("EMS"). As the Company acquired I-PAC Precision Machining, Inc., and NMT subsequent to September 30, 1998, the 1998 periods presented do not include the operations of the Metal Manufacturing Services Group ("MMS").

Consolidated revenues for the quarter ended September 30, 1999 totaled approximately $2,491,000. EMS revenue increased $686,000 or 60.6% to $1,818,000 from $1,132,000 for the quarter ended September 30, 1998. Additionally there was $673,000 of MMS revenue. The increase in EMS revenue is primarily attributable to a significant increase in shipments to a major customer over the same time period last year. Also, revenues during the quarter ended September 30, 1998 were negatively impacted by the relocation of the scanner operation to the Carlsbad facility.

Consolidated gross margin for the quarter ended September 30, 1999 increased $299,000 or 77.1% to $687,000 from $388,000 for the quarter ended September 30, 1998. This increase is primarily attributable to the increase in revenues in the EMS Group. Total gross margin as a percent of revenues was 27.6% for the three months ended September 30, 1999 as compared to 34.3% during the same period of 1998. The 1999 amount is comprised of approximately $517,000 or 28.4% of electronic manufacturing services gross margin, and $170,000 or 25.3% of metal manufacturing services gross margin. EMS gross margin decreased approximately 5.9% to 28.4% from 34.3% in the quarter ended September 30, 1998. The consolidated gross margin represents an amount considered by management to be less than expected under normal operating conditions. The tight cash position combined with lower volume in the MMS Group created inefficiencies in operations which caused higher material and labor costs during the quarter.

Consolidated selling, general, and administrative ("SG&A") expenses for the quarter ended September 30, 1999 included $430,000 of MMS expenses and therefore increased $219,000 or 40.1% to approximately $1,195,000. This amount is comprised of approximately $375,000 of corporate general and administrative expenses, $390,000 of electronic manufacturing services SG&A expenses, and $430,000 of metal manufacturing services SG&A expenses. No corporate general and administrative expenses were allocated to discontinued operations; therefore all SGA expenses for the full quarter are allocated to continuing operations.

Consolidated other income for the quarter ended September 30, 1999 totaled approximately $67,000 compared to an expense of $76,000 for the quarter ended September 30, 1998. It was comprised primarily of interest expense of $42,000 and other income of $109,000. The other income resulted from accounts payable settlements in the amount of $76,000, rental income of $23,000, and miscellaneous income of $10,000.

The net effect of the increases in revenues and increases in other income resulted in a consolidated net loss from continuing operations of $441,000 ($0.04 per share) for the quarter ended September 30, 1999. This is an increase of $207,000 or 88.5% from the net loss from continuing operations from the same period in 1998 of $234,000. This increase was comprised of a net loss in the EMS Group of $76,000 or 4.2%, a decrease of $158,000 or 67.5%, compared to a net loss of $234,000 or 20.6% for the quarter ended September 30, 1998, and a net loss of $364,000 or 54.0% in the MMS Group. The loss in the MMS Group was due mainly to low volume.

Management believes the level of output at the MMS Group is significantly less than normal operating conditions. The low volume of activity is expected to continue through the December 31, 1999 quarter. Significant recent contract awards to the MMS Group will result in increased revenues in the quarter ending March 31, 2000. Current MMS Group backlog for shipments due in the quarter ending March 31, 2000 is approximately $1,500,000. Total backlog for the MMS Group, including multi-year contracts, is approximately $14,000,000.

Including the gain from discontinued operations, the net loss for the quarter ended September 30, 1999 was $70,000 ($0.01 per share) compared to net income for the quarter ended September 30, 1998 of $305,000 ($0.03 per share).

DISCONTINUED  OPERATIONS

On June 21, 1999, the Company closed the sale of its scanner operations to Scan-Optics.

Income related to discontinued operations for the current quarter was $371,000. This compares with income from discontinued operations for the three months ended September 30, 1998 related to scanner operations of $539,000. The current quarter gain was comprised of approximately $218,000 accruals for inventory reserves related to the Photomatrix scanner operation that were not required, $73,000 of accounts receivable reserves for the Photomatrix scanner operation that were not required, $65,000 of accruals for estimated losses at Lexia that were not required, and $15,000 of miscellaneous accruals for the Photomatrix scanner operation that were not required. Current liabilities related to the disposal of the scanner operation total approximately $802,000. The Company is in the process of negotiating settlements on some of these remaining liabilities and may generate additional savings based on these settlements, although there can be no assurance that these settlements will result in additional income.

During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc. Current liabilities related to Lexia Systems, Inc. total approximately $536,000. The income for the three months ended September 30, 1999 related to Lexia Systems, Inc is $65,000 for accruals for estimated losses that were not required.


SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998

During the quarter ended June 30, 1998, the Company completed the move of its operations into I-PAC's facility located in Carlsbad, California. As expected, this move was disruptive and resulted in certain operating inefficiencies.

Consolidated  revenues  in  the  six  months  ended September 30, 1999 increased
$2,918,000  or  220.0%  to  $4,244,000  from  $1,326,000 in the six months ended
September 30, 1998. This increase was primarily attributable to the fact that the EMS Group was not operating for a full six months in 1998 but only from June 5, 1998 through September 30, 1998, and the MMS Group was not in operation during this time period in 1998. The MMS acquisitions did not occur until December 1998. If the EMS Group had operated for a full six months the revenues would have increased $824,000 or 44.0% to $2,698,000 from $1,874,000. The increase is primarily attributable to a significant rise in sales to a major customer.

Consolidated gross margin in the six months ended September 30, 1999 increased $883,000 or 214.8% to $1,294,000 from $411,000 in the six months ended September 30, 1998. The overall 30.5% gross margin during the six months just ended was slightly less than the 31.0% gross margin percentage for the same period of the prior year. Of the $1,294,000 gross margin, $422,000 was related to the MMS Group and $872,000 was related to the EMS Group.

Selling, general and administrative expenses ("SG&A") in the six months ended September 30, 1999 increased $1,990,000 or 300.0% to $2,653,000 from $663,000 in the six months ended September 30, 1998. These increases were primarily the result of the inclusion of MMS expenses and a shorter time period in 1998 for EMS expenses. As a percent of revenue, SG&A in the six months ended September 30, 1999 increased to 62.5% from 50.0% in the six months ended September 30, 1998, primarily as a result of low revenues in the MMS unit during the first six months of 1999.

Other expense of $10,000 in the six months ended September 30, 1999 compares to expense of $109,000 in the six months ended September 30, 1998. This expense is comprised of $152,000 of interest expense and $143,000 of income from rent and A/P settlements. The net decrease of $100,000 is primarily the result of settlement income.

There was no provision for income taxes booked in the six months ended September 30, 1999, the same as in the six months ended September 30, 1998, because of the effects of net operating loss carry forwards.

The net effect of the increases in SG&A and the low volume in the MMS Group resulted in an increase in the loss from continuing operations between years of $1,008,000, to $1,369,000 in the six months ended September 30, 1999, or $0.14 per share, compared to $361,000 or $0.04 per share in the six months ended September 30, 1998. There was income from discontinued operations in the current six months ended September 30, 1999 of $761,000, or $0.08 per share, compared to a loss of $288,000, or $.04 per share from discontinued operations in the six months ended September 30, 1998. The results were a net loss of $607,000 or $0.06 in the current six months period compared to a loss of $649,000 or $0.08 per share in the prior six months period.

Significant recent contract awards to the MMS Group will result in increased revenues in the year ending March 31, 2000. Current MMS Group backlog for shipments due in the quarter ending March 31, 2000 is approximately $1,500,000. Total backlog for the MMS Group, including multi-year contracts, is approximately $14,000,000.


                         LIQUIDITY AND CAPITAL RESOURCES

   RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES

On June 18, 1999, the Company entered into a $1,500,000 credit facility with its primary lender that included a $1,200,000 A/R line of credit and a $300,000 term loan. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). In December 1999, the A/R line was increased to $2,000,000, and two inventory lines for $650,000 were added to the existing line. Outstanding borrowings are collateralized by primarily all of the Company's assets. Total borrowings under the metal inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement). Total borrowings under the electronics inventory is limited to the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The line of credit expires on June 30, 2001. The balance outstanding as of January 28, 2000 was $724,000 on the A/R line, $267,500 on the term loan, and $333,000 on the inventory lines. The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum.

In December 1998, NMT became obligated under a five-year note, payable to GIW, in the amount of $350,000, bearing interest at 8%. Future note payments may be made in a combination of National Manufacturing Technologies stock and cash at the election of the parties. In addition, NMT entered into a capital lease for the purchase of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease were satisfied with the issuance of 25,000 shares of National Manufacturing Technologies common stock valued at $2.00 per share. National Manufacturing Technologies agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for these initial shares issued for the first year's payments on the note and the equipment lease. The Company exercised its option to purchase this equipment on December 1, 1999 and now is obligated, to GIW, under a four year note in the amount of $490,000 which bears interest at 8%.

The Company is obligated under a series of notes payable totaling $271,000 as of September 30, 1999. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. Since October 1998, the Company made two payments on these notes in July 1999 and August 1999. The Company is attempting to accelerate the monthly payments required under these notes. These notes are included in net liabilities of discontinued operations.

The Company also has certain equipment notes in the aggregate amount of $26,000 with interest rates varying between 8% and 26.6% with final payments due between 2000 and 2005. These notes are collateralized by equipment. In addition, the Company also has certain capital leases in the aggregate amount of $267,000, calling for minimum monthly payments aggregating approximately $15,000 per month.

During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in June 1999. As of December 1999, the Company has made payments totaling $25,000 since July 1999 on this liability which is currently at a balance of $65,000. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at September 30, 1999. These liabilities are included in net liabilities of discontinued operations. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

The Company's sources of future short-term liquidity are its cash balance of $355,000 as of September 30, 1999, and the unused amount of its $2.95 million credit facility. $2.0 million of this credit facility is a line of credit against eligible accounts receivable. $300,000 of the credit facility is a term loan that funded on September 30, 1999 and is due in equal monthly installments of $6,250 over 2 years with a final payment of $150,000. $650,000 of the credit facility can be used against eligible inventory. Availability under the line of credit can be limited based upon the balance of eligible accounts receivable as described above. Availability under the inventory lines of credit can be limited based upon the balance of eligible metal inventory and electronics inventory as described above. Increased limits for this line were established in December, 1999. The A/R line was increased to $2.0 million from $1.2 million to aid revenue growth in the metals and electronics segments.

The Company is currently obligated as a guarantor under an assignment agreement of a lease in the amount of approximately $18,550 per month through September 2002. As of June 30, 1999, the Company has not been required to pay any amounts related to this guarantee. The Company is also obligated to pay approximately $5,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

The Company anticipates that its current cash position, revenue from operations, and funds from its existing line of credit, will be sufficient to finance its working capital and capital requirements for the next twelve months. However, the Company's capital requirements may increase as a result of competitive and technological developments and the terms and conditions of any future strategic transactions. There can be no assurance that the Company would be able to raise additional capital under favorable terms, if at all.

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

The Company believes that its products are fully Year 2000 compliant. All in house computers have been tested and upgraded to be year 2000 compliant. In house financial software has been upgraded to be year 2000 compliant. The Company plans on developing contingency plans to address Year 2000 issues that do arise. As part of its Year 2000 compliance program, the Company plans to identify alternate vendor sources for vendors who do not respond to our questionnaires or who appear to not be in compliance. Although no assurance can be made, given the nature of its major customers, the Company does not expect that it will encounter significant problems with respect to customer compliance with Year 2000 issues.

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

PART  II  -  OTHER  INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On September 23, 1999, an Annual Meeting of Shareholders of National Manufacturing Technologies, Inc., was held and the following items were voted upon by the shareholders with all items being approved:


1.  To  elect  six directors for the ensuing year and until their successors are elected. CUMULATIVE  VOTING WAS ENACTED FOR THE ELECTION OF DIRECTORS, PER THE COMPANY
BYLAWS,  THERE  ARE SEVEN  AVAILABLE  DIRECTOR  SEATS.

                       Votes For
                       ---------

Patrick W. Moore       5,342,257
James P. Hill          4,949,924
Michael J. Genovese    5,056,459
Binh Q. Le             5,341,831
Michael R. Moore       5,341,893
Brian L. Kissinger     4,842,000
John G. Hamilton, Jr.  5,161,359



2. To approve an amendment to and restatement of the Company's Amended and Restated Articles of Incorporation in order to change the name of the Company from Photomatrix, Inc., to NATIONAL MANUFACTURING TECHNOLOGIES, INC.


           VOTES FOR  VOTES AGAINST  VOTES ABSTAINED
           ---------  -------------  ---------------

           3,549,643    4,038         432



3. To ratify the appointment by the Company's Board of Directors of BDO Seidman as independent auditors for the 1999 and 2000 fiscal years.


           VOTES FOR  VOTES AGAINST  VOTES ABSTAINED
           ---------  -------------  ---------------

           3,549,860     710         3,543


ITEM  5.     OTHER  INFORMATION

             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

a.           REPORTS  ON  FORM  8-K

             None

b.           EXHIBITS

             10.61         Employment Agreement with Patrick W. Moore,
                           dated September 23, 1999
             10.62         Stock Option Agreement with Patrick W. Moore,
                           dated September 23, 1999
             27            Financial Data Schedule

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




                                           NATIONAL  MANUFACTURING
                                           TECHNOLOGIES,  INC.

Date:  February 4, 2000                    by  /s/  Patrick  W.  Moore
                                               -----------------------
                                           Patrick  W.  Moore
                                           Chairman,  Chief  Executive  Officer
                                           and  President

Date:  February 4, 2000                    by  /s/  Larry  Naritelli
                                           -------------------------
                                           Larry  Naritelli
                                           Controller
                                           Principal  Accounting  Officer