Form 10QSB
period 1999-12-31
NATIONAL MANUFACTURING TECHNOLOGIES
filed 2000-03-23
CIK 814427

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(  X  )     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

                For the quarterly period ended December 31, 1999

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

--------------------------------------------------------------------------------
At February 15, 2000, 10,061,894 shares of Common Stock of National Manufacturing Technologies, Inc. were outstanding.
--------------------------------------------------------------------------------


Transitional  Small  Business  Disclosure  Format.

                                 Yes         No    X
                                     -------    -------

                                    INDEX

                     NATIONAL  MANUFACTURING  TECHNOLOGIES,  INC


                                                                                                        PAGE
                                                                                                        ----
PART  I  -   FINANCIAL  INFORMATION

ITEM  1:  FINANCIAL  STATEMENTS

           Consolidated  balance  sheets as of December 31, 1999 (unaudited) and March 31,1999          2

           Unaudited  consolidated  statements  of  operations for the three and nine months
           ended December 31, 1999 and 1998                                                             3

           Unaudited  consolidated  statements  of  cash  flows  for  the  nine months ended
           December 31, 1999 and 1998                                                                   4

           Unaudited notes to consolidated financial statements                                         5


ITEM  2:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                          11


PART  II  -  OTHER  INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          16

ITEM 5:   OTHER INFORMATION                                                                            16

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                                             16

SIGNATURES                                                                                             17



                   NATIONAL  MANUFACTURING  TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS




                                                            DECEMBER 31, 1999
ASSETS                                                         (UNAUDITED)       MARCH 31, 1999
                                                           -------------------  ----------------
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $           43,000   $        42,000
  Accounts receivable, net of allowance
       of $217,000 and $292,000 . . . . . . . . . . . . .           1,380,000         1,448,000
  Inventories, net of allowance
       Of $824,000 and $798,000 . . . . . . . . . . . . .           1,193,000           725,000
  Land & building held for sale . . . . . . . . . . . . .                  --         2,674,000
  Net assets of discontinued operations . . . . . . . . .                  --           386,000
  Prepaid expenses and other. . . . . . . . . . . . . . .              61,000             8,000
                                                           ------------------- -----------------
       Total current assets . . . . . . . . . . . . . . .           2,677,000         5,283,000

Property and equipment, net . . . . . . . . . . . . . . .           1,836,000         1,918,000
Goodwill, net . . . . . . . . . . . . . . . . . . . . . .           2,344,000         2,088,000
Other assets. . . . . . . . . . . . . . . . . . . . . . .              15,000            65,000
                                                           -------------------  ----------------

                                                           $        6,872,000   $     9,354,000
                                                           ===================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . .  $        1,590,000   $     1,724,000
   Accrued liabilities. . . . . . . . . . . . . . . . . .             593,000           745,000
   Credit facility. . . . . . . . . . . . . . . . . . . .           1,227,000         2,122,000
   Mortgage on land & building held for sale. . . . . . .                  --         2,023,000
   Net liabilities of discontinued operations . . . . . .           1,049,000                --
   Current maturities of long-term debt . . . . . . . . .             427,000           158,000
                                                           -------------------  ----------------
       Total current liabilities. . . . . . . . . . . . .           4,886,000         6,772,000
                                                           -------------------  ----------------


Long-term debt. . . . . . . . . . . . . . . . . . . . . .           1,400,000         1,009,000
                                                           -------------------  ----------------


Shareholders' equity:
   Preferred Stock, no par value; 3,173,000 shares
   Authorized, no shares issued and outstanding . . . . .                  --                --
   Common stock, no par value; 30 million shares
       Authorized, 10,022,000 and 9,914,000 shares issued
       and outstanding, respectively. . . . . . . . . . .          21,413,000        21,376,000
   Additional paid-in capital . . . . . . . . . . . . . .              69,000            53,000
   Accumulated deficit. . . . . . . . . . . . . . . . . .         (20,896,000)      (19,856,000)
                                                           -------------------  ----------------
       Total shareholders' equity . . . . . . . . . . . .             586,000         1,573,000
                                                           -------------------  ----------------

                                                           $        6,872,000   $     9,354,000
                                                           ===================  ================


               The  accompanying  notes  are  an  integral part of these
                            consolidated financial statements.

                NATIONAL  MANUFACTURING  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
                         CONSOLIDATED STATEMENTS  OF  OPERATIONS
                                        (Unaudited)

                                                     Three Months Ended         Nine  Months  Ended
                                                         December 31,              December 31,

                                                    1999         1998          1999          1998
                                                 -----------  -----------  ------------  ------------
Revenue . . . . . . . . . . . . . . . . . . . .  $2,105,000   $1,600,000   $ 6,349,000   $ 2,926,000
Cost of revenues. . . . . . . . . . . . . . . .   1,405,000    1,143,000     4,355,000     2,058,000
                                                 -----------  -----------  ------------  ------------

Gross profit. . . . . . . . . . . . . . . . . .     700,000      457,000     1,994,000       868,000
                                                 -----------  -----------  ------------  ------------

   Selling, general and administrative expenses   1,313,000    1,111,000     3,966,000     1,774,000
                                                 -----------  -----------  ------------  ------------

Operating loss. . . . . . . . . . . . . . . . .    (613,000)    (654,000)   (1,972,000)     (906,000)
                                                 -----------  -----------  ------------  ------------

Other income/(expense), net . . . . . . . . . .     180,000      (28,000)      171,000      (137,000)
                                                 -----------  -----------  ------------  ------------

Loss from continuing operations . . . . . . . .    (433,000)    (682,000)   (1,801,000)   (1,043,000)

Income/(loss) from discontinued operations. . .          --       42,000       761,000      (246,000)
                                                 -----------  -----------  ------------  ------------

Net loss. . . . . . . . . . . . . . . . . . . .  $ (433,000)  $ (640,000)  $(1,040,000)  $(1,289,000)
                                                 ===========  ===========  ============  ============


Basic and diluted net income/(loss) per share:
Continuing operations . . . . . . . . . . . . .  $    (0.04)  $    (0.07)  $     (0.18)  $     (0.12)
Discontinued operations . . . . . . . . . . . .  $       --   $     0.01   $      0.08   $     (0.03)
                                                 -----------  -----------  ------------  ------------
Net loss. . . . . . . . . . . . . . . . . . . .  $    (0.04)  $    (0.06)  $     (0.10)  $     (0.15)
                                                 ===========  ===========  ============  ============


Weighted average number of
     Common shares outstanding. . . . . . . . .   9,983,000    9,965,000     9,940,000     8,797,000
                                                 ===========  ===========  ============  ============

               The  accompanying  notes  are  an  integral part of these
                            consolidated financial statements.

                NATIONAL  MANUFACTURING  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
                         CONSOLIDATED STATEMENTS  OF  CASH FLOWS
                                        (Unaudited)




                                                               NINE MONTHS ENDED DECEMBER 31

                                                                      1999          1998
                                                                  ------------  ------------
Cash flows from operating activities:
Net loss:. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,040,000)  $(1,289,000)
Net income/(loss) from discontinued operations . . . . . . . . .      761,000      (246,000)
                                                                  ------------  ------------
Net loss from continuing operations. . . . . . . . . . . . . . .   (1,801,000)   (1,043,000)
   Adjustments:
      Depreciation and amortization. . . . . . . . . . . . . . .      211,000       110,000
      Amortization of goodwill . . . . . . . . . . . . . . . . .       63,000        36,000
      Provision for doubtful accounts. . . . . . . . . . . . . .       62,000        35,000
      Provision for inventory. . . . . . . . . . . . . . . . . .       26,000         6,000
      Options issued for compensation. . . . . . . . . . . . . .       16,000        30,000
      Changes in assets and liabilities, net of assets acquired:
         Accounts receivable . . . . . . . . . . . . . . . . . .        6,000      (634,000)
         Inventories . . . . . . . . . . . . . . . . . . . . . .     (494,000)     (559,000)
         Prepaid expenses and current assets . . . . . . . . . .      (53,000)      239,000
         Other assets. . . . . . . . . . . . . . . . . . . . . .       50,000       (16,000)
         Accounts payable. . . . . . . . . . . . . . . . . . . .     (134,000)      262,000
         Accrued liabilities . . . . . . . . . . . . . . . . . .      117,000      (678,000)
                                                                  ------------  ------------
    Cash used in continuing operations . . . . . . . . . . . . .   (1,931,000)   (2,212,000)
    Cash provided by discontinued operations . . . . . . . . . .    2,143,000     1,962,000
                                                                  ------------  ------------
Cash provided by (used in) operations. . . . . . . . . . . . . .      212,000      (250,000)
                                                                  ------------  ------------

Cash flows from investing activities:
    Acquisition of property and equipment. . . . . . . . . . . .      (76,000)   (1,626,000)
    Cost of Acquisitions . . . . . . . . . . . . . . . . . . . .     (319,000)     (308,000)
    Cash provided by the issuance of stock . . . . . . . . . . .       37,000       200,000
                                                                  ------------  ------------
Cash used in investing activities. . . . . . . . . . . . . . . .     (358,000)   (1,734,000)
                                                                  ------------  ------------

Cash flows from financing activities:
Borrowings/(payments) under credit facility and long-term debt .     (504,000)    2,567,000
(Acquisition)/disposal of land & building held for sale. . . . .      651,000         1,000
                                                                  ------------  ------------
Cash provided by financing activities. . . . . . . . . . . . . .      147,000     2,568,000
                                                                  ------------  ------------

Effects of exchange rate of discontinued operation on cash . . .           --       (11,000)

Increase in cash . . . . . . . . . . . . . . . . . . . . . . . .  $     1,000   $   573,000
Cash at beginning of period. . . . . . . . . . . . . . . . . . .       42,000        12,000
                                                                  ------------  ------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . .  $    43,000   $   585,000
                                                                  ============  ============


               The  accompanying  notes  are  an  integral part of these
                            consolidated financial statements.

              NATIONAL MANUFACTURING TECHNOLOGIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 1999 AND MARCH 31, 1999 AND
          FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

     1.     GENERAL

     Basis  of  Presentation
     -----------------------

The accompanying unaudited consolidated financial statements reflect the accounts of National Manufacturing Technologies, Inc. (formerly Photomatrix, Inc.; the "Company"), together with its subsidiaries. The Company is a value-added manufacturing company, specializing in the manufacture of enclosed electronic systems and their various component assemblies. On June 5, 1998, the Company acquired I-PAC Manufacturing, Inc. ("I-PAC"). On July 1, 1998, the
Company acquired the assets and business of MGM Techrep, Inc., and formed PHRX Rep Co. On November 27, 1998, the Company acquired certain assets and the business operations of Amcraft and incorporated the operations as I-PAC Precision Machining, Inc. On December 18, 1998, the Company acquired certain assets and the business operations of Greene International West, Inc. ("GIW") and incorporated the operations as National Metal Technologies, Inc. ("NMT").
All acquisitions were treated as purchases for accounting and financial reporting purposes. These companies comprise the manufacturing group. Under the purchase method of accounting, the results of operations of the acquired companies are combined with those of the Company from the date of acquisition. In addition, on June 21, 1999, the Company sold product rights and certain assets of its document scanner operations to Scan-Optics, Inc. Accordingly, operational results of the scanner operations have been reclassified as discontinued operations for the respective periods presented herein. The balance sheets of the scanner operations have similarly been reclassified as net assets (liabilities) of discontinued operations. As a result, the three and nine months ended December 31, 1999, reflect the combined operations of I-PAC, PHRX Rep Co., I-PAC Precision Machining and NMT. The three and nine months ended December 31, 1998 reflect the operating results of I-PAC, and PHRX Rep Co. from the dates of acquisition, and less than one full month of activity related to the I-PAC Precision Machining and NMT acquisitions. The scanner operations are classified as discontinued for all periods shown. All significant intercompany transactions and balances have been eliminated.

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

2.          CREDIT  FACILITY

On June 18, 1999 the Company entered into a $1,500,000 credit facility with a lender that included a $1,200,000 A/R line of credit and a $300,000 term loan which matures in August, 2001. The A/R line of credit began funding on July 8, 1999 and the $300,000 term loan was funded on September 9, 1999. In December 1999, the A/R credit line was increased to $2,000,000, and two inventory lines totaling $650,000 were added to the existing credit facility. Outstanding borrowings are collateralized by primarily all of the Company's assets. The lines of credit expire on June 30, 2001. The balances outstanding as of March 23, 2000 were $1,657,000 on the A/R credit line, $255,000 on the term loan, and $401,000 on the inventory lines.

The lines of credit accrue interest on outstanding borrowings at the prime rate plus 4% per annum. Under the terms of the new agreement, total borrowings under the A/R line of credit are limited to the lesser of $2,000,000 or 80% of eligible accounts receivable (as defined under the agreement). Total borrowings under the metal inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement). Total borrowings under the electronics inventory is limited to the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The new lines of credit expire in June, 2001.


3.     DISCONTINUED  OPERATIONS

Photomatrix  Imaging,  Inc.  and  Photomatrix,  Ltd.
----------------------------------------------------
On March 2, 1999, the Company approved a plan to sell certain product rights, assets and liabilities of Photomatrix Imaging, Inc. ("Imaging") and its wholly-owned subsidiary, Photomatrix, Ltd. ("Ltd."). On June 21, 1999, the Company completed the transaction whereby it sold product rights and certain assets of its document scanner operations to Scan-Optics, Inc of Manchester, Connecticut ("Scan-Optics"). Under the terms of the agreement, Scan-Optics paid the Company approximately $2,100,000 in cash to acquire all receivables, inventory and certain equipment. Scan-Optics also assumed nearly $2 million of current and future liabilities of Imaging and Ltd. Scan-Optics also assumed lease commitments associated with the Company's engineering facilities located in Chandler, Arizona, as well as its facilities in Great Britain. In addition, Scan-Optics agreed to pay certain royalties, not to exceed $250,000 over a three-year period, and also entered into a Transition Agreement and a five year Manufacturing Agreement, under which Imaging will continue to manufacture document scanner parts for Scan-Optics. Proceeds from this sale were used to reduce short-term debt and provide working capital to the Company. The purchase price is subject to adjustment based upon audit and verification by Scan-Optics on the closing balance sheet.

Current and prior period balances have been reclassified to present Imaging and Ltd. as a discontinued operation.

Lexia  Systems,  Inc.
---------------------

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

4.     BASIC  AND  DILUTED  LOSS  PER  SHARE

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic earnings per share ("EPS") was 9,983,000 and 9,965,000, for the three months ended December 31, 1999 and 1998, respectively, and 9,940,000 and 8,797,000, in the nine months ended December 31, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Options and warrants representing approximately 2,208,000 and 1,645,000 shares were excluded from the computations of net loss per common share for the three months ended December 31, 1999 and 1998, respectively, and for the nine months ended December 31, 1999 and 1998, respectively, as their effect is antidilutive. The adoption of SFAS No. 128 did not have a material effect on the Company's net income/loss per common share.

5.     ACQUISITION  OF  I-PAC  MANUFACTURING,  INC.

On March 16, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization with I-PAC Manufacturing, Inc. The Agreement was approved by the shareholders of the Company on June 5, 1998, and the transaction closed on June 11, 1998. As a result of the Merger, the 8,500 outstanding shares of I-PAC common stock were exchanged for 4,848,000 shares of The Company's Common Stock and possibly additional 4,652,000 shares of the Company's common stock in the event that I-PAC achieves certain performance milestones during a twelve month period commencing on July 1,1998 or outstanding options to purchase the Company's common stock are exercised. As of December 31, 1999, the Company has not made a determination as to whether any performance milestones have been achieved.

If any performance milestones are met, the issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of the Company's outstanding options and warrants will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. On December 30, 1999, Roy Gayhart former Chief Financial Officer of National Manufacturing Technologies, Inc., exercised a stock option grant for the purchase of 40,000 shares of the Company's common stock. Per the terms of the Merger this stock option exercise triggered the issuance of additional 40,000 shares to the I-PAC Shareholders (the I-PAC Shareholders are Patrick W. Moore, the Company's Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, James P. Hill, a director and major shareholder and Michael Moore, a director), allocated among them in proportion to their ownership of I-PAC shares as of the closing date of the Merger. This issuance was ratified by the Board of Directors Compensation Committee on January 7, 2000. The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of The Company's outstanding options and warrants will be treated in accordance with APB 16, in that any additional shares will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The $2,200,000 excess of the purchase price over the fair value of I-PAC's net assets will be amortized over a twenty year period.

If the I-PAC transaction had been consummated at the beginning of the fiscal year 1998, the Company's consolidated revenues, net income (loss) and net income
(loss)  per  share  for the nine months ended December 31, 1999 would have been:


                                          Nine Months Ended December 31, 1998
                                          -----------------------------------

Revenues . . . . . . . . . . . . . . . . . . . . . .  $   3,474,000

Net loss from continuing operations . . . . . . .     $  (1,277,000)

Net loss per share from continuing operations, basic
  and diluted  . . . . . . . . . . . .  . .  . . . .  $       (0.15)


6.     ACQUISITION  OF  NATIONAL  METAL  TECHNOLOGIES

On December 18, 1998, the Company entered into an Agreement to acquire certain assets and the business operations of Greene International West, Inc. ("GIW"), a metal stamping company located in Oceanside, California. GIW had recently emerged from a Chapter 11 Federal Bankruptcy proceeding, which was canceled through the infusion of new capital funds from its major shareholders. The new operation has been incorporated as National Metal Technologies, Inc. ("NMT").

Under the terms of the agreement, NMT will pay a total of $500,000, comprised of a down payment of $150,000 satisfied by the issuance of 75,000 shares of the Company's common stock and a five year note in the amount of $350,000, for the purchase of GIW's customer list, supplier registrations, contract backlog, proprietary trade data, rights to hire employees and general intangibles of GIW. Future note payments may be made in a combination of the Company's stock and cash at the election of the parties. In addition, NMT agreed to enter into a capital lease of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease will be satisfied with the issuance of 25,000 shares of the Company's common stock. As the capital lease was a condition of the acquisition, the Company has recorded the assets held under the capital lease at their estimated fair value of $943,000 and the related bargain purchase obligation of $490,000 as part of the net assets acquired. The Company exercised its option to purchase this equipment on December 1, 1999 and now is obligated, to GIW, under a four year note in the amount of $490,000 which bears interest at 8%.

The Company agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for the 100,000 initial shares issued.

National Metal Technologies also entered into a fifteen year lease of the 80,000 square foot facility housing the metal stamping operation, under terms that provide rent abatements for the first three years of the facility lease. NMT also agreed to purchase GIW's accounts receivable and usable inventory, and pay certain royalties (1.75% of sales to existing customers) over a three-year period. All royalties are payable in common stock or cash, at the Company's election. As of March 1, 2000, a total of 116,000 shares of common stock had been issued to GIW for the first 12 months of royalty payments. On March 5, 2000, the agreement with GIW was modified so that all future royalty payments are payable in cash. The $185,000 excess of the purchase price over the fair value of NMT's net assets acquired is being amortized over twenty years.

7.     ACQUISITION  OF  AMCRAFT

On November 27, 1998, the Company entered into an agreement to acquire certain assets and the business operations of Amcraft, Inc., a precision metal machining company located in Carlsbad, California. The new operation has been incorporated as I-PAC Precision Machining, Inc. ("Precision Machining")

The Company acquired the business assets of Amcraft out of an assignment for the benefit of creditors proceeding. Under the terms of the purchase, the Company paid a total of $20,000 for the purchase of work-in-process inventory, miscellaneous equipment, customer list and backlog, rights to hire employees and the business name of Amcraft. The Company also entered into leases of approximately $450,000 primarily of CNC precision machining equipment, which had previously been used by Amcraft. In addition, the Company leased the 10,000 square foot facility previously occupied by the Amcraft operations through April of 1999, at which time the precision metal machining operation was relocated to the newly acquired NMT facility located in Oceanside, California. The $66,000 excess of the purchase price over the fair market value of Amcraft's net assets is being amortized over twenty years.

8.     COMPREHENSIVE  INCOME

As of April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. SFAS No. 130 requires the cumulative translation adjustment to be included as a component of comprehensive loss in addition to net loss for the period. The Company had no components of other comprehensive income during the periods presented.

9.     ACQUISITION  OF  ASSETS  OF  TECNOLOGIAS  NACIONALES  MANUFACTURERAS  DE
       MEXICO.

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

10.     CORPORATE  NAME  CHANGE

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

11.     RELATED  PARTY  TRANSACTIONS

During the three months ended December 31, 1999, the Company recorded approximately $4,000 of goodwill related to earn-out accruals from the July 1, 1998 acquisition of MGM Techrep, Inc., (a company previously owned by Patrick W. Moore, National Manufacturing Technologies' Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, and James P. Hill, a Director and major shareholder) as compared to $36,000 in the three months ended December 31, 1998. During the nine months ended December 31, 1999, the Company recorded approximately $46,000 of goodwill related to these earn out accruals as compared to $62,000 during the nine months ended December 31, 1998. During the three months ended December 31, 1999 the company paid $7,100 of these earn out accruals as compared to $36,000 during the three months ended December 31, 1998. In the nine months ended December 31, 1999 the Company paid $58,000 of these earn out accruals as compared to $81,000 in the nine months ended December 31, 1998.

During the quarter ended December 31, 1999 the Company made no payments to Sullivan, Hill, Lewin, Rez, Engle and LaBazzo, ("SHLRE") a law firm in which
James P. Hill, a director and major shareholder, is a partner, as compared to $113,000 in the quarter ended December 31, 1998. There were no accruals of additional payables to SHLRE during the quarter ended December 31, 1999 as compared to $44,000 during the quarter ended December 31, 1998.

The Company also paid William L. Grivas, a major shareholder, approximately $45,000 in consulting fees during this quarter. Of this amount $12,000 was related to prior quarter earnings and $33,000 was for current quarter earnings. Additional earnings in the quarter ended December 31, 1999 of approximately $6,700 will be paid in the quarter ending March 31, 2000. There were no additional accruals of consulting fees to William L. Grivas.

All related party transactions are reviewed and approved by the Audit Committee of the Board of Directors.


12.     SEGMENT  INFORMATION

The  Company's  operations are classified into two reportable business segments:
Electronic Manufacturing Services and Metal Manufacturing Services. Electronic Services manufactures and sells electronic products, including electronic enclosed systems, utilized in technology intensive products and business environments. This segment is primarily comprised of I-PAC. Metal Services manufactures and sells stamped and machined metal products and services, including phosphate and heat treat services, utilized in military, government and commercial weaponry products. This segment is comprised of NMT and Precision Machining.

In evaluating financial performance, management focuses on operating income as a measure of profit or loss. Operating income is before interest expense, interest income and income tax expense. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table summarizes financial information by business segment from continuing operations.





                                        Three Months              Nine Months
                                    --------------------      --------------------
(000's omitted)                      Ended December 31,         Ended December 31,
                                    --------------------      --------------------
Revenue: . . . . . . . . . . .        1999        1998           1999        1998
                                    ---------  ---------       ---------  ----------
Electronic Manufacturing Services.  $ 1,570   $ 1,485            $ 4,267   $ 2,811
Metal Manufacturing Services . . .  $   535   $   115            $ 2,082   $   115
Other. . . . . . . . . . . . . . .     --        --                  --       --
                                    ---------  ---------       ---------  ----------
Total. . . . . . . . . . . . . . .  $ 2,105   $ 1,600            $ 6,349   $ 2,926
                                    ---------  ---------       ---------  ----------

                                        Three Months              Nine Months
                                    --------------------      --------------------
                                     Ended December 31,          Ended December 31,
                                    --------------------      --------------------
Segment operating profit/(loss):      1999        1998            1999       1998
                                    ---------  ---------       ---------  ----------
Electronic Manufacturing Services.  $  (144)  $  (582)          $   (640)  $  (834)
Metal Manufacturing Services . . .  $  (471)  $   (72)          $ (1,360)  $   (72)
Other. . . . . . . . . . . . . . .  $     2       --            $     28        -
                                    ---------  ---------       ---------  ----------
Total. . . . . . . . . . . . . . .  $  (613)  $  (654)          $ (1,972)  $  (906)
                                    ---------  ---------       ---------  ----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and unaudited notes to consolidated financial statements included elsewhere herein.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

Continuing  Operations
----------------------

On June 5, 1998, the Company acquired I-PAC and on July 1, 1998 the Company acquired MGM. Both acquisitions were treated as purchases for accounting and financial purposes. Accordingly, the three month period ending December 31, 1999 represents the second full quarter of comparative results with the prior year for the Electronic Manufacturing Services Group ("EMS"). On November 27, 1998 the Company acquired certain assets and the business operations of Amcraft and incorporated the operations as I-PAC Precision Machining, Inc. On December 18, 1998 the Company acquired certain assets and the business operations of Greene International West, Inc. and incorporated the operations as National Metal Technologies, Inc. Both acquisitions were treated as purchases for accounting and financial purposes. These two entities comprise the Metal Manufacturing Services Group ("MMS") of National Manufacturing Technologies,
Inc. Accordingly, the three month period ending December 31, 1999 represents less than one full month of comparative results with the prior year for the MMS Group.

Consolidated revenues for the quarter ended December 31, 1999 increased approximately $505,000 or 31.6% to $2,105,000 from $1,600,000 for the quarter ended December 31, 1998. EMS revenue increased $85,000 or 5.7% to $1,570,000 from $1,485,000 for the quarter ended December 31, 1998. MMS revenue increased $420,000 or 365.2% to $535,000 from $115,000 for the quarter ended December 31, 1998. An increase in the EMS group backlog is expected to generate additional revenue growth in the March 31, 2000 quarter. The large increase in the MMS Group revenue is due to the fact that the MMS Group was only in operation for less than one month in the quarter ended December 31, 1998.

Consolidated  gross  margin  for  the  quarter ended December 31, 1999 increased
$243,000  or  53.2%  to $700,000 or 33.3% from $457,000 or 28.6% for the quarter ended December 31, 1998. This increase is primarily attributable to improved margins in the EMS Group, and the inclusion of one full quarter of activity for the MMS Group as compared to less than one month of activity in the same period of 1998. Total gross margin as a percent of revenues was 33.3% for the three months ended December 31, 1999 as compared to 28.6% during the same period of 1998. The 1999 amount is comprised of approximately $645,000 or 41.1% of electronic manufacturing services gross margin, and $55,000 or 10.2% of metal manufacturing services gross margin. EMS gross margin increased approximately 11.0% to 41.1% from 30.1% in the quarter ended December 31, 1998. The consolidated gross margin represents an amount considered by management to be less than expected under normal operating conditions. The MMS gross margin is significantly less than expected under normal operating conditions due to the low volume of activity. Increased backlog will result in improved margins as the capacity of the metal stamping operation becomes more fully utilized.

Consolidated selling, general, and administrative ("SG&A") expenses for the quarter ended December 31, 1999 increased $202,000 or 18.2% to approximately $1,313,000. This amount is comprised of approximately $401,000 of corporate SG&A expenses, $485,000 of electronic manufacturing services SG&A expenses, and $427,000 of metal manufacturing services SG&A expenses. No corporate general and administrative expenses were allocated to discontinued operations; therefore all SG&A expenses for the full quarter are allocated to continuing operations.

Consolidated other income for the quarter ended December 31, 1999 totaled approximately $180,000 compared to an expense of $28,000 for the quarter ended December 31, 1998. It was comprised primarily of interest expense of $40,000 and other income of $220,000. The other income resulted from accounts payable settlements in the amount of $33,000, rental income of $16,000, bad debt recovery of $11,000, purchase accounting adjustments for NMT of $132,000, purchase accounting adjustments for I-PAC Precision Machining of $24,000, and miscellaneous income of $4,000.

The net effect of the increases in revenues and increases in other income resulted in a consolidated net loss from continuing operations of $433,000 ($0.04 per share) for the quarter ended December 31, 1999. This is a decrease of $207,000 or 32.3% from the net loss from continuing operations from the same period in 1998 of $640,000. This decrease was comprised of a net loss in the MMS Group of $337,000 or 63.0%, and a net loss in the EMS Group of $96,000 or 6.1%. This is a decrease in the EMS Group net loss of $495,000 or 83.9%, compared to a net loss of $590,000 or 39.7% for the quarter ended December 31, 1998. The loss in the MMS Group was due mainly to low volume.

Management believes that the MMS Group was still operating significantly below full capacity levels for the period ending December 31, 1999. Revenues for the quarter ending March 31, 2000 will exceed the December 31, 1999 quarter as the Company begins its initial shipments against orders received at the end of 1999. The Company has arranged for additional reliable supplies of quality cold rolled steel to support the increased demand for MMS products.

There was no gain or loss during the quarter ended December 31, 1999 from discontinued operations, therefore the net loss for the quarter ended December 31, 1999 was $433,000 ($0.04 per share) compared to a net loss for the quarter ended December 31, 1998 of $640,000 ($0.07 per share).

Discontinued  Operations
------------------------

On June 21, 1999, the Company closed the sale of its scanner operations to Scan-Optics.

There was no income related to the discontinued operations in the current quarter. This compares with income from discontinued operations for the three months ended December 31, 1998 of $42,000. Current liabilities related to the disposal of the scanner operation total approximately $518,000. The Company is in the process of negotiating settlements on some of these remaining liabilities and may generate additional savings based on these settlements, although there can be no assurance that these settlements will result in additional income.

During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc. Current liabilities related to Lexia Systems, Inc. total approximately $531,000. Of this total $457,000 is related to accounts payable and unpaid rent claims to ICL as stated above. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no income for the three months ended December 31, 1999 related to Lexia Systems, Inc.


NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998


During the quarter ended December 31, 1998, the Company completed the acquisition of certain assets and the business operations of Greene International West, Inc. and incorporated the operations as National Metal Technologies, Inc. The Company also completed the acquisition of certain assets and the business operations of Amcraft and incorporated the operations as I-PAC Precision Machining, Inc. These operations comprise the Metal Manufacturing Services Group ("MMS")of National Manufacturing Technologies, Inc. Thus the comparative results include less than one month of operating activity for the MMS Group in the quarter ending December 31, 1998.

Consolidated  revenues  in  the  nine  months  ended December 31, 1999 increased
$3,423,000  or  117.0%  to  $6,349,000  from $2,926,000 in the nine months ended
December 31, 1998. This increase was primarily attributable to the fact that the Electronic Manufacturing Services Group ("EMS") Group was not operating for a full nine months in 1998 but only from June 5, 1998 through December 31, 1998. The MMS Group was operating for less than one month during this time period in 1998. If the EMS Group had operated for a full nine months the revenues would have increased $908,000 or 27.0% to $4,267,000 from $3,359,000. The increase is primarily attributable to a rise in demand from major customers.

Consolidated gross margin in the nine months ended December 31, 1999 increased $1,126,000 or 129.7% to $1,994,000 from $868,000 in the nine months ended
December 31, 1998. The overall 31.4% gross margin during the nine months just ended was greater than the 29.7% gross margin percentage for the same period of the prior year. Of the $1,994,000 gross margin, $476,000 was related to the MMS Group and $1,518,000 was related to the EMS Group.

Selling, general and administrative expenses ("SG&A") in the nine months ended December 31, 1999 increased $2,192,000 or 123.6% to $3,966,000 from $1,774,000 in the nine months ended December 31, 1998. These increases were primarily the result of the inclusion of MMS expenses and a shorter time period in 1998 for EMS expenses. As a percent of revenue, SG&A in the nine months ended December 31, 1999 increased to 62.4% from 60.6% in the nine months ended December 31, 1998.

Other income of $171,000 in the nine months ended December 31, 1999 compares to expense of $137,000 in the nine months ended December 31, 1998. This income is comprised of $191,000 of interest expense, $206,000 of income from rent and accounts payable settlements, and $156,000 of purchase accounting adjustments for the NMT and I-PAC Precision Machining acquisitions. The net decrease of $308,000 is primarily the result of settlement income and purchase accounting adjustments.

There was no provision for income taxes booked in the nine months ended December 31, 1999, the same as in the nine months ended December 31, 1998, because of the effects of net operating loss carry forwards.

The net effect of the increases in SG&A and the low volume in the MMS Group resulted in an increase in the loss from continuing operations between years of $758,000, to $1,801,000 in the nine months ended December 31, 1999, or $0.18 per share. This compares to $1,043,000 or $0.12 per share in the nine months ended December 31, 1998. There was income from discontinued operations in the current nine months ended December 31, 1999 of $761,000, or $0.08 per share, compared to a loss of $246,000, or $.03 per share from discontinued operations in the nine months ended December 31, 1998. The results were a net loss of $1,040,000 or $0.10 per share in the current nine-month period compared to a loss of $1,289,000 or $0.15 per share in the prior nine-month period.

Significant contract awards to the MMS Group and an increase in backlog for the EMS Group will result in increased revenues in the quarter ending March 31, 2000. Total Company backlog, including multi-year contracts, exceeds $19 million.
                         LIQUIDITY AND CAPITAL RESOURCES

   RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES
   ---------------------------------------------------------------------------

On June 18, 1999, the Company entered into a $1,500,000 credit facility with its primary lender that included a $1,200,000 A/R line of credit and a $300,000 term loan. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). In December 1999, the A/R line was increased to $2,000,000, and two inventory lines for $650,000 were added to the existing line. Outstanding borrowings are collateralized by primarily all of the Company's assets. Total borrowings under the metal inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement). Total borrowings under the electronics inventory is limited to the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The line of credit expires on June 30, 2001. The balance outstanding as of March 23, 2000 was $1,657,000 on the A/R line, $255,000 on the term loan, and $401,000 on the inventory lines. The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum.

In December 1998, NMT became obligated under a five-year note, payable to GIW, in the amount of $350,000, bearing interest at 8%. Future note payments may be made in a combination of National Manufacturing Technologies stock and cash at the election of the parties. In addition, NMT entered into a capital lease for the purchase of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease were satisfied with the issuance of 25,000 shares of National Manufacturing Technologies common stock valued at $2.00 per share. National Manufacturing Technologies agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for these initial shares issued for the first year's payments on the note and the equipment lease. The Company exercised its option to purchase this equipment on December 1, 1999 and now is obligated, to GIW, under a four year note in the amount of $490,000 which bears interest at 8%. NMT also agreed to pay GIW certain royalties (1.75% of sales to existing customers) over a three-year period. All royalties are payable in common stock or cash, at the Company's election. As of March 1, 2000, a total of 116,000 shares of common stock had been issued to GIW for the first 12 months of royalty payments. On
March 5, 2000, the agreement with GIW was modified so that all future royalty payments are payable in cash.

The Company is obligated under a series of notes payable totaling $271,000 as of December 31, 1999. These notes bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. Since October 1998, the Company made two payments on these notes in July 1999 and August 1999. The Company is attempting to accelerate the monthly payments required under these notes. These notes are included in net liabilities of discontinued operations.

The Company also has certain equipment notes in the aggregate amount of $29,000 with interest rates varying between 8% and 26.6% with final payments due between 2000 and 2005. These notes are collateralized by equipment. In addition, the Company also has certain capital leases in the aggregate amount of $238,000, calling for minimum monthly payments aggregating approximately $15,000 per month.

During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in June 1999. As of December 1999, the Company has made payments totaling $25,000 since July 1999 on this liability which is currently at a balance of $65,000. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at December 31, 1999. These liabilities are included in net liabilities of discontinued operations. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

The Company's sources of future short-term liquidity are its cash balance of $43,000 as of December 31 1999, and the unused amount of its $2.95 million credit facility. $2.0 million of this credit facility is a line of credit against eligible accounts receivable. $300,000 of the credit facility is a term loan that funded on September 30, 1999 and is due in equal monthly installments of $6,250 over 2 years with a final payment of $150,000. $650,000 of the credit facility can be used against eligible inventory. Availability under the line of credit can be limited based upon the balance of eligible accounts receivable as described above. Availability under the inventory lines of credit can be limited based upon the balance of eligible metal inventory and electronics inventory as described above. Increased limits for this line were established in December, 1999. The A/R line was increased to $2.0 million from $1.2 million to aid revenue growth in the metals and electronics segments.

The Company is currently obligated as a guarantor under an assignment agreement of a lease in the amount of approximately $18,550 per month through September 2002. As of December 31, 1999, the Company has not been required to pay any amounts related to this guarantee. The Company is also obligated to pay approximately $5,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

The Company anticipates that its current cash position, revenue from operations, and funds from its existing line of credit, will be sufficient to finance its working capital and capital requirements for the next twelve months. However, the Company's capital requirements may increase as a result of competitive and technological developments and the terms and conditions of any future strategic transactions. Although there can be no assurance that the Company will be able to raise additional capital under favorable terms, if at all, the Company was successful in negotiating an increase of $1,450,000 in its credit facility during the quarter ended December 31, 1999.

                          NEW ACCOUNTING PRONOUNCEMENT
                          ----------------------------

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

                                    YEAR 2000
The Company believes that its products are fully Year 2000 compliant. All in house computers have been tested and upgraded to be Year 2000 compliant. In house financial software has been upgraded to be Year 2000 compliant. The Company has contingency plans to address Year 2000 issues that do arise. Although no assurance can be made, given the nature of its major customers, the Company does not expect that it will encounter significant problems with respect to customer compliance with Year 2000 issues.

The SEC's recent guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenario. The Company believes that the most likely worst case scenario is the requirement to add additional staff or reassign existing staff or acquire additional equipment or software during the time period leading up to and immediately following December 31, 1999, in order to address Year 2000 issues that unexpectedly arise. As of March 10, 2000 there have been no significant Year 2000 issues that have affected the Company's operations.

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

          b.     Exhibits
                 27     Financial  Data  Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NATIONAL MANUFACTURING TECHNOLOGIES, INC.


Date:  March 23, 2000                           by  /s/ Patrick W. Moore
                                                ------------------------
                                                 Patrick W. Moore
                                                 Chairman, Chief Executive
                                                 Officer and President

Date:  March 23, 2000                           by  /s/ Larry Naritelli
                                                ------------------------
                                                 Larry Naritelli
                                                 Controller
                                                 Principal Accounting Officer
