Form 10-K405
period 2000-03-31
NATIONAL MANUFACTURING TECHNOLOGIES
filed 2000-08-11
CIK 814427

9


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-KSB

(  X  )     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                    For the fiscal year ended March 31, 2000

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

                             Yes   X              No
                                 -----               ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated hereby by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2000 based on the average of the highest and lowest prices of such stock on that date was $6,743,000. The number of shares of common stock of National Manufacturing Technologies, Inc outstanding as of May 31, 2000, was 10,275,000.

The issuer's revenues from continuing operations for the year ended March 31, 2000 totaled $9,677,000

                       DOCUMENTS INCORPORATED BY REFERENCE

None

PART  I

This Annual Report contains forward-looking statements that involve risks and uncertainties. These statements include, without limitation, statements relating to the Company's plans and objectives for future operations, assumptions and statements relating to the Company's future economic performance, management's opinions about the competitive position of the Company's products, the ability of the Company to compete successfully and other non-historical information. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, without limitation, those risks discussed in Item 6 under the heading "Additional Risk Factors" as well as those discussed elsewhere in this Annual Report.


ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

     National Manufacturing Technologies, Inc. (the "Company," or "NMT,") is a value-added vertically integrated manufacturer of enclosed electronic systems and their various sub-assembly components supplying original equipment customers ("OEMs") in aerospace, defense, power conversion, telecommunications, and fiber channel storage industries We provide a wide range of integrated services including, custom contract manufacturing of electrical and mechanical assemblies, wire and cable harnesses, molded cables, as well as precision machining, high speed metal stamping, metal treatment and processing and complete box build assemblies, from our facilities located in Southern California and Tijuana, Mexico.

     On September 23, 1999 the Company's shareholders approved a change in the name of the Company from Photomatrix, Inc. to National Manufacturing
Technologies, Inc. The Company changed its name to National Manufacturing Technologies, Inc. to better reflect the Company's currently diverse vertically integrated contract manufacturing business operations. The Company is a California corporation which was originally incorporated in 1978 under the name Xscribe Corporation. Today, the Company's headquarters are located in Carlsbad, CA.

     The Company has two reportable segments: the Electronics Group and the Metals Group. Financial Information about these segments for the last two fiscal years ended March 31, 2000, is set forth in Note 5 to the consolidated financial statements included in this report and is incorporated herein by reference.

MERGERS  AND  ACQUISITIONS

     On June 5, 1998, the shareholders of NMT approved a merger ("Merger") with I-PAC Manufacturing, Inc. ("I-PAC"). On July 1, 1998, the Company acquired certain assets of MGM TechRep and formed PHRX Rep Co. ("Rep Co."), an outside sales representative firm. On November 27, 1998, the Company acquired certain assets of Amcraft, Inc. and formed I-PAC Precision Machining ("Precision Machining"), a contract precision metal machining business. On December 18, 1998, the Company acquired certain assets of Greene International West and formed National Metal Technologies ("NMT"), a contract metal stamping business. On June 21, 1999, the Company sold certain assets and product rights of our wholly owned subsidiary, Photomatrix Imaging, Inc. ("PMX") to Scan-Optics, Inc.

     On September 17, 1999, the Company entered into an Asset Purchase Agreement with Mirror USA and Espejomex, S.A. DE C.V. to acquire certain assets in Tijuana, Mexico which were used by the Company's newly-created subsidiary, Tecnologias Nacionales Manufactureras de Mexico. The new manufacturing facility is located approximately five miles from the Otay Mesa border crossing in Tijuana. The asset acquisition was a cash purchase.

     For  further  information  regarding the Company's acquisitions, please see
Note 3, "Acquisitions" in the Notes to consolidated financial statement, which is included in this report and is incorporated herein by reference.

INDUSTRY  OVERVIEW

     The company operates in the contract electronics manufacturing or electronic manufacturing services ("EMS") industry which provides program management, technical and administrative support, and manufacturing expertise required to take a product from the early design and prototype stages through volume production and distribution. Over the past two decades, electronics systems have become smaller, lighter and more reliable, while demands for performance at lower costs have increased. The use of a contract manufacturer allows an OEM to avoid large capital investments in plant, equipment and staff and to concentrate instead on the areas of its greatest strength: innovation, design and marketing.

     According to Technology Forecasters, an EMS industry researcher and consultant, the worldwide EMS industry is forecast to grow at a 25% compound annual growth rate, from about $60 billion in 1998 to $150 billion in 2001. The total available market for electronic enclosure industry, a subsector of the EMS industry, which provides complete systems build is estimated to be $20 billion, with less than 10% of the market served.

OEMs  outsource  their  manufacturing  requirements  to  EMS  providers  to:

Reduce Production Costs. EMS providers offer low cost manufacturing solutions because of efficiencies associated with specialization and higher utilization of capacity.

Accelerate Time to Market. In order to remain competitive in an environment characterized by rapid technological advances and compressed product life cycles, OEMs must accelerate the time required to bring a product to market. By providing an established infrastructure and manufacturing expertise, EMS providers can help OEMs shorten their product introduction cycles.

Access Advanced Technologies. Electronic products and electronic manufacturing processes have become increasingly sophisticated and complex, making it difficult for OEMs to maintain the manufacturing expertise required to remain competitive.

Focus Resources. In the rapidly changing, increasingly competitive electronics industry, OEMs must focus their attention and resources where they add the greatest value. The use of EMS providers allows OEMs to focus their efforts on their core competencies, such as product development and marketing and distribution.

Reduce Capital Investment. As electronic products have become more technologically advanced, manufacturing requirements have resulted in increased investments in inventory, equipment, labor and infrastructure. EMS providers enable OEMs to achieve high technological capabilities at a lower capital investment level than required for internal manufacturing.

Improve Inventory Management and Purchasing Power. The experience of contract manufacturers in inventory procurement and management can reduce OEM production and inventory costs.

PRINCIPAL  BUSINESS

     The Company is a vertically integrated, contract manufacturer, serving rapidly growing, technology driven OEMs. We provide custom contract manufacturing of electrical and mechanical assemblies, including complex, multi-layer printed circuit board ("PCB") assemblies, wire and cable harnesses, molded cables, precision machining, high speed metal stamping, metal treatment and processing and complete box build assemblies.

     Electronics Services. All PCBs that we manufacture are designed by our customers and manufactured to their specifications. Using computer controlled manufacturing and test machinery and equipment, we provide manufacturing services employing surface mount technology ("SMT") and pin-through-hole ("PTH") interconnection technologies. We offer a wide range of manufacturing and management services, either on a turnkey or consignment basis, including material procurement and control, manufacturing and test engineering support, and quality assurance. Our strategy is to develop long-term manufacturing relationships with established and emerging OEMs.

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

     Wire harnessing and cable assembly capabilities include: injection molding, mil spec wire harnessing and cable assembly, flat ribbon, multi-conductor and coaxial, bus bar lamination, toroid windings.

     Metal Services. The Company specializes in high-speed metal stamping, progressive die and forming operations. We also maintains several secondary metal processing capabilities, including phosphate coating, chem film, anodizing and heat-treat tempering. The Company features metal stampings from miniature, long run commodity grade parts produced in excess of 1000 parts per minute to large, close tolerance specific parts produced at 2 parts per minute. Metals that we process include stainless steel, copper, cold rolled steel, aluminum and tin. NMT is capable of stamping a wide range of parts to meet commercial, medical or military requirements.

     Stamped metal products are used in the medical, commercial, aerospace, electrical, automotive and defense industries. Because of the sophisticated applications in which these products are used, they must be manufactured under strict quality methods such as Statistical Process Control (SPC) or similar quality management techniques. Highly accurate dies and quick-change punch press tools are requirements for the expected tolerances within +/-0.001". The Company currently manufactures and supplies metallic links for munitions manufacturers and the United States and foreign militaries, as well as firearm magazines for the after-market firearm industry.

     Precision Machining provides a full range of machining services including CNC milling, CNC turning, metal sawing, drilling/tapping, and centerless grinding. Precision Machining also offers secondary operations including tumble de-burring, bead blasting, heat treating, plating, broaching and plasma cutting.

     BUSINESS  STRATEGY

     In response to the industry trends in the contract electronics manufacturing industry, the Company has positioned itself as a vertically integrated manufacturer of enclosed electronic systems and their various sub-assembly components. National Manufacturing Technologies strategy is to:

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

     Target and Maintain Balance Among Selected OEM Industries and Customers. The Company markets its services to industries and customers that have strict quality control standards for their products and that have service intensive manufacturing requirements. We focus on complex assemblies in low and medium volumes for commercial and industrial customers. The Company has not been, and does not intend to become, a manufacturer of high volume PCB assemblies for personal computers or other consumer related products, which typically have relatively low margins. Instead, we have focused on a variety of industries that produce products that generally have longer life cycles, customized applications, higher engineering content, higher customer margins, more stable demand and less price pressure.

     Provide Comprehensive and Reliable Manufacturing Services. We believe that our ability to attract and retain customers depends on our ability to offer a broad range of specialized services. We provide our customers with services ranging from prototype production to the manufacture of PCB assemblies, material procurement and management, post-production testing, and final product assembly. We also strive to provide the highest level of reliability in connection with these services and have an ongoing program of investing in sophisticated machinery and equipment to enable us to achieve this objective on a continuing basis. Our ability to provide electrical mechanical assembly, wire and cable assembly and harnessing, molded cable processing, high-speed metal stamping, precision metal machining, metal finishing, offshore assembly and other related services allows us to offer a broader range of value added services to our customers.

     Pursue Opportunities for Growth. We are committed to pursuing opportunities to increase the scope and capabilities of our operations through acquisition. Our strategy is to increase our contract electronics manufacturing business through growth of our customer base, as well as the addition of other key manufacturing capabilities that enhance our vertical integration strategy.

     Maintain Flexibility. Many of our customers are leaders in their respective industries. As such, these customers often require that their products be continuously reengineered. The Company has organized its operations so that it can respond rapidly to design changes and provide value added services where needed.

     MANUFACTURING  AND  SUPPLIES

     The principal materials used by the Company in the manufacture of its products are: electronic components such as memory chips, micro-processing units, integrated circuits, resistors, capacitors, transformers, switches, connectors, wire, stainless steel and related items purchased as stock items from a variety of manufacturers and distributors. While we purchase most of these materials from outside sources, we are not dependent upon a single source of supply for any materials essential to our business. The Company has generally been able to obtain adequate supplies of such materials, and no shortage of such materials is currently anticipated that would significantly impact operations. However, notwithstanding the foregoing, there can be no assurance that we will continue to be able to procure such components and raw materials in the future without material delay or other restrictions.

     MARKETING

     Senior management of the Company are currently primarily responsible for marketing our electronic and metal manufacturing services. The Company also utilizes direct sales personnel and sales representatives to develop relationships with its customers. As part of its marketing strategy, the Company attempts to work closely with our customers in all phases of design and production in an attempt to establish itself as the sole or primary source for its customers' specialized manufacturing requirements. We believe that this effort to develop close, reliable, long-term relationships builds customer loyalty that is difficult for competitors to overcome. As a result, we are continually striving to develop new negotiated business with existing customers.

     COMPETITION

     The contract electronics manufacturing industry is highly fragmented and extremely competitive. There are hundreds of companies, several of which have substantial market share such as SCI Systems, Inc., Solectron Corporation, Celestica, Inc., Flextronics International and Jabil Circuit, Inc. The services provided by the Company are available from many independent sources as well as the in-house manufacturing capabilities of current and potential customers.
Many of our competitors and potential competitors are larger and have significantly more capital, direct buying power and management resources than National Manufacturing Technologies. We believe that the principal competitive factors in our targeted markets are flexible value added services, product quality and reliability, flexibility and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing and geographical location. We believe that we compete favorably with respect to these factors. However, we also expect that competition in our markets will continue to be intense, and there can be no assurance that we will compete successfully.

CUSTOMERS

     One customer represented approximately 27.8% of the Company's total revenues in the year ended March 31, 2000. Two other customers represented approximately 9.5% and 8.5% respectively, of total revenues. No other customer accounted for more than 10% of the Company's total revenues during fiscal year 2000.


DISCONTINUED  OPERATIONS

     The following represents a brief history of the discontinued operations of National Manufacturing Technologies, Inc.

     Sale of assets, liabilities and product rights of Photomatrix Imaging Corporation. In June 1999, the Company sold certain assets and liabilities related to its scanner business to Scan-Optics for $2.1 million. The Company retained certain assets and liabilities. Under the terms of the Asset Purchase Agreement, Scan-Optics, Inc., paid approximately $2.1 million in cash to acquire product rights and certain assets, including all receivables, inventory and certain equipment, as well as assuming approximately $2 million of current and future liabilities of Photomatrix Imaging Corporation and Photomatrix, Ltd., located in Great Britain. Scan-Optics also assumed lease commitments associated with Photomatrix's engineering facilities located in Chandler, Arizona, as well as its facilities in Great Britain. In addition, the Company has the right to receive royalties up to an aggregate of $250,000 over a three year period dependent upon the release of a new product. The Company also entered into a Transition Agreement during which the Company would continue to manufacture scanners for Scan-Optics at its Carlsbad facility for a transitional period of time. The Company also entered into a five year Manufacturing Agreement to serve as a preferred supplier for certain outsourced manufacturing components as required and ordered by Scan-Optics.

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

     The operations of Lexia were shut down on September 30, 1998. Approximately $250,000 of reserves for discontinued operating losses was not required, contributing to income from discontinued operations for the fiscal year ended March 31, 1999. Lexia has entered into a settlement with Fujitsu Computers Ltd. ("Fujitsu") regarding its disagreements over outstanding claims. Lexia had carried on its books accounts payable claims by Fujitsu in the amount of $341,000. Lexia has disputed these liabilities. Lexia agreed to pay Fujitsu $200,000 over an eight month period as payment in full of all outstanding claims against Lexia, resulting in an additional $141,000 of income from discontinued operations for the fiscal year 1999. Lexia also carries on its books accounts payable and unpaid rent claims by ICL, a sister company of Fujitsu, in the amount of $457,000. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to the outstanding claims previously made by ICL.


                  OTHER INFORMATION REGARDING ALL SUBSIDIARIES

SEASONALITY

     We do not consider our business to be seasonal. It is more accurately subject to the business and product cycles that impact our customers.

BACKLOG

     As  of  March  31,  2000,  our  consolidated  backlog  was  approximately
$16,000,000, including multi-year contracts, for continuing operations. The backlog consists of $12,500,000 for the Electronic Manufacturing Services Group and $3,800,000 for the Metal Manufacturing Services Group. The Company defines backlog as hard copy contracts or purchase orders for which it has firm delivery dates. Certain customers have historically placed consistent monthly or quarterly recurring orders with the Company; when the next twelve months requirements for these continuously renewing commitments upon which the Company can reasonably rely upon are added, the Company considers its total effective backlog to be approximately $20,000,000.

EMPLOYEES

     As of March 31, 2000, the Company had approximately 143 full time employees and 5 part time employees. 19 employees in the Mexico facility are represented by a labor union. The Company believes its relations with employees are good.

GOVERNMENT  REGULATION

     The Company's operations are subject to certain federal, state and local regulatory requirements related to environmental, waste management, health and safety matters. While there can be no assurance that material costs and liabilities will not be incurred or that past or future operations will not result in exposure to claims of injury by employees or the public, the Company believes that the business is operated in substantial compliance with such regulations.

     The Company periodically generates and temporarily handles limited amounts of materials that are considered hazardous wastes under applicable law. The Company contracts for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company maintain our executive offices and electronic manufacturing facilities in a 40,000 square foot, two story concrete building located at 1958 Kellogg Ave., Carlsbad, California. The Company began leasing these facilities under a sale and leaseback transaction that was completed on June 3, 1999. The 15-year lease provides for annual rent of $302,000 from June 1999 to May 2000. Thereafter, until the lease expires in 2014, annual increases in rent will be based on the Consumer Price Index ("CPI"), but in no case shall the increase be greater than 6% or less than 3%. Effective June 2000, the annual rent was increased to $311,000 through May 2001.

     The  Company  also  leases  an  80,000 square foot facility located at 4040
Calle Platino Avenue, Oceanside, California. The lease for this facility provides for annual rent of $300,000 from February 1999 to November 2000, $422,400 from December 2000 to November 2001, and $576,000 from December 2001 to November 2002. Thereafter, until the lease expires in 2013, annual increases in rent will be based on the Consumer Price Index ("CPI"), but in no case shall the increase be greater than 6% or less than 3%.

     On August 25, 1999, the Company's Mexican corporation, Tecnologias Nacionales Manufactureras de Mexico, executed a lease for a 18,000 square foot manufacturing facility located approximately five miles from the Otay Mesa border crossing in Tijuana. The 3-year lease agreement calls for monthly lease payments of $4,500 for the first four months, $5,700 until August 2000, $5,900 until August 2001 and $6,000 until August 2002.

     In April 1999, the Company terminated a lease for a 5,000 square foot facility located at 1415 East McFadden Avenue, Santa Ana, California. These operations were incorporated into the Carlsbad, CA building.

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

ITEM  3.  LEGAL  PROCEEDINGS

     The Company has indemnified Stenograph Corporation in connection with a product liability case pending in the Nineteenth Judicial District, East Baton Rouge Parish, in which Stenograph is a defendant (Brown v. Stenograph et al). The Company has tendered this claim to its insurance carrier, St. Paul Fire ("St. Paul"). St. Paul has assumed the Company's defense. The insurance carriers have prevailed in all similar judgments rendered to date. It may take several years before this litigation is ultimately resolved. The Company believes that this case is without merit and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies.

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their properties is the subject. The Company is not aware of any such proceedings known to be contemplated by governmental authorities.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     On July 8, 1999 the Company was de-listed from the Nasdaq SmallCap Market and is now traded in the Over-the-Counter Bulletin Board under the symbol NMFG. On May 31, 2000, there were 10,275,000 shares outstanding, and there were approximately 2,000 shareholders of record. Following is information regarding National Manufacturing Technologies, Inc, Inc. common stock market prices:




                    FISCAL YEAR 2000      FISCAL YEAR 1999
                    ----------------      ----------------

Quarter Ended. . .  Low Bid    High Bid   Low Bid  High Bid
------------------  --------  ---------   -------  --------
June 30 - 1st. . .       1/4       1/2     9/16    1-3/16
September 30 - 2nd      3/32       5/8      5/8    1-1/16
December 31 - 3rd.     13/64     29/32      3/8     31/32
March 31 - 4th . .       1/2    2-7/16      1/8      9/16

     The Company has not paid a cash dividend on its common stock, and it is not anticipated that the Company will pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     Following is a comparative discussion by fiscal year of the results of continuing operations for the last two fiscal years ended March 31, 2000 and March 31, 1999. The Company believes that inflation has not had a material effect on its operations to date.

     On June 5, 1998, the Company acquired I-PAC and on July 1, 1998 the Company acquired MGM. Both acquisitions were treated as purchases for accounting and financial purposes. Accordingly, the one year period ending March 31, 1999 represents ten months of comparative results with the year ended March 31, 2000 for the Electronic Manufacturing Services Group ("EMS"). On November 27, 1998 the Company acquired certain assets and the business operations of Amcraft and incorporated the operations as I-PAC Precision Machining, Inc. On December 18, 1998 the Company acquired certain assets and the business operations of Greene International West, Inc. and incorporated the operations as National Metal Technologies, Inc. Both acquisitions were treated as purchases for accounting and financial purposes. These two entities comprise the Metal Manufacturing Services Group ("MMS") of National Manufacturing Technologies, Inc. Accordingly, the fiscal year period ending March 31, 2000 represents twelve months of results as compared to less than four full months of results with the prior fiscal year ended March 31, 1999 for the MMS Group.


FISCAL YEAR 2000 ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR 1999 ENDED MARCH 31, 1999

Continuing  Operations
----------------------

     Consolidated revenues for the year ended March 31, 2000 increased approximately $4,668,000 or 93.2% to $9,677,000 from $5,009,000 for the year ended March 31, 1999. EMS revenue increased $2,850,000 or 73.3% to $6,736,000 from $3,886,000 for the year ended March 31, 1999. MMS revenue increased $1,879,000 or 176.9% to $2,941,000 from $1,062,000 for the year ended March 31,
1999. The increase in the EMS Group revenue is the result of an expanding customer base and increased demand from existing customers. The increase in MMS Group revenue is due to the fact that the MMS Group was only in operation for three and one half months in the year ending March 31, 1999 as compared to twelve months of operation in the year ending March 31, 2000. Revenue growth for the MMS Group was adversely affected by worldwide shortages of raw material for the metal stamping operation. Consolidated revenues for the quarter ended March 31, 2000 increased $1,320,000 or 65.8% to $3,327,000 from $2,007,000 for the quarter ended March 31, 1999. This was also an increase from the quarter ended December 31, 1999 of $1,222,000 or 58.1%. Management believes this revenue level is expected to increase into the quarter ending June 30, 2000 due to higher demand from customers in the EMS group and additional supplies of raw material for the MMS group. The higher level of revenue is projected to generate profitability in the first fiscal quarter and during fiscal year 2001.

     Consolidated gross margin for the year ended March 31, 2000 increased $2,129,000 or 287.7% to $2,869,000 from $740,000 for the year ended March 31,
1999. This increase is primarily attributable to higher sales volume in both the EMS and MMS Group. Total gross margin as a percent of revenues was 29.6% for the twelve months ended March 31, 2000 as compared to 14.8% for the twelve months ended March 31, 1999. The current year amount is comprised of approximately $2,175,500 or 32.3% of EMS gross margin compared with $507,000 or 13.0% for the year ended March 31, 1999, and $693,500 or 23.6% of metal manufacturing services gross margin compared with $172,000 or 16.2% for the year ended March 31, 1999. EMS gross margin increased approximately 19.3% to 32.3% from 13.0% and MMS gross margin increased approximately 7.4% to 23.6% from 16.2% in the year ended March 31, 1999. The consolidated gross margin represents an amount considered by management to be less than expected under normal operating conditions. The MMS gross margin is significantly less than expected under normal operating conditions due to the low volume of activity. Increased shipments will result in improved margins as the capacity of the metal stamping operation becomes more fully utilized.

     Consolidated selling, general, and administrative ("SG&A") expenses for the year ended March 31, 2000 increased $2,148,000 or 68.1% to approximately $5,302,000 from $3,154,000 for the year ended March 31, 1999. This amount is comprised of approximately $1,916,000 of corporate SG&A expenses, $1,610,000 of electronic manufacturing services SG&A expenses, and $1,776,000 of metal manufacturing services SG&A expenses. The increase is mainly due to the inclusion of one full year of SG&A expenses for the MMS group as compared to only three and one half months of SG&A expenses in the year ended March 31, 1999. No corporate general and administrative expenses were allocated to discontinued operations; therefore all SG&A expenses for the full year are allocated to continuing operations.

     Consolidated other expense for the year ended March 31, 2000 totaled approximately $211,000 compared to an expense of $280,000 for the year ended March 31, 1999. It was comprised primarily of interest expense of $458,000 and other income of $247,000. The other income resulted from accounts payable settlements in the amount of $119,000, rental income of $65,000, bad debt recovery of $11,000, recognition of deferred gain on the sale of assets of $12,000, and miscellaneous income of $40,000.

     The net effect of the increases in revenues and increases in other income resulted in a consolidated net loss from continuing operations of $2,644,000 ($0.26 per share) for the year ended March 31, 2000. This is a decrease of $50,000 or 1.9% from the net loss from continuing operations from the same period in 1999 of $2,694,000 ($0.30). This decrease was comprised of a net loss in the MMS Group of $1,763,000 or 59.9%, and a net loss in the EMS Group of $880,000 or 13.1%. This is a decrease in the EMS Group net loss of $558,000 or 38.8%, compared to a net loss of $1,438,000 or 37.0% for the year ended March 31, 1999. The loss in the MMS Group increased $1,359,000 or 336.4% compared to a net loss of $404,000 or 38.0% in the year ended March 31, 1999. The increase in the MMS Group loss over fiscal year 1999 was due to the fact that the MMS Group was only in operation for three and one-half months in the year ending
March  31,  1999.

     Management believes that the MMS Group was still operating significantly below full capacity levels for the period ending March 31, 2000. Revenues for the quarter ending June 30, 2000 will exceed those in previous quarters as the Company expands its production to fill existing backlog.

     In June 1999 the company sold its scanner business. The company recorded a gain from discontinued operations of $733,000 (which is more fully described below) during the current year ended March 31, 2000. Including the gain from discontinued operations the net loss for the year ended March 31, 2000 was $1,911,000 ($0.19 per share) compared to a net loss for the year ended March 31, 1999 of $4,376,000 ($0.49 per share). This is a decrease in the net loss of $2,465,000 or 56.3% from the year ended March 31, 1999.

     On March 16, 1998, the Company entered into an Agreement and Plan of Merger and Reorganization with I-PAC Manufacturing, Inc. The Agreement was approved by the shareholders of the Company on June 5, 1998, and the transaction closed on June 11, 1998. As a result of the Merger, the 8,500 outstanding shares of I-PAC common stock were exchanged for 4,848,000 shares of The Company's Common Stock and possibly additional 4,652,000 shares of the Company's common stock in the event that I-PAC achieves certain performance milestones during a twelve month period commencing on July 1,1998 or outstanding options to purchase the Company's common stock are exercised. As of August 1, 2000, the Company has not made a determination as to whether any performance milestones have been achieved.

     Management believes that the Company's return to profitability occurred in the second half of the fourth quarter of fiscal year 2000. This trend is projected to continue into fiscal year 2001, with continued revenues increase and profitability. Discussions are currently underway which management believes will result in debt restructuring and additional equity coming into the Company, providing improved working capital and liquidity.

Discontinued  Operations
------------------------

     On June 21, 1999, the Company closed the sale of its scanner operations to Scan-Optics.

     Current year income related to the discontinued operations is $733,000. This compares with a loss from discontinued operations for the year ended March 31, 1999 of $1,682,000. Current year income includes $668,000 from the discontinued scanner operations and $65,000 from the discontinued Lexia Systems, Inc. (see below). The income from the scanner operation is comprised of $232,000 of inventory reserves related to the Photomatrix, Ltd. scanner operation that were not required, $218,000 of accruals for inventory reserves related to the Photomatrix scanner operation that were not required, $132,000 of accruals for estimated losses at the Photomatrix, Ltd. operation that were not required, $73,000 of accounts receivable reserves for the Photomatrix scanner operation that were not required, and $13,000 of miscellaneous accruals for the Photomatrix scanner operation that were not required.

     During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc. Current liabilities related to Lexia Systems, Inc. total approximately $523,000. Of this total $457,000 is related to accounts payable and unpaid rent claims to ICL as stated above. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. Current year income related to Lexia Systems, Inc. is $65,000 that is comprised of accruals for estimated losses that were not required.

------
FISCAL YEAR 1999 ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR 1998 ENDED MARCH 31, 1998

Continuing  Operations
----------------------

     Consolidated revenues for the year ended March 31, 1999 totaled approximately $5,009,000, and was comprised of approximately $3,886,000 of electronic manufacturing services revenue, $1,062,000 of metal manufacturing services revenue and $61,000 of other revenue. The electronic manufacturing services revenue was generated over approximately ten months of operations, while the metal manufacturing services revenue was generated over approximately four months and the other revenue was generated over nine months. During this period, revenues were adversely affected by the Company's tight cash position. This tight cash condition continued subsequent to March 31, 1999.

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

     The low gross margins, combined with higher than normal SG&A expenses and other expenses resulted in a loss from continuing operations of $2,694,000 ($0.30 per share) for the year ended March 31, 1999. The Company experienced higher than normal SG&A expenses because the benefits of the cost reduction from the Merger with I-PAC had not yet been realized in the fiscal year ended March 31, 1999.

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

Discontinued  Operations
------------------------

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Following is a discussion of National Manufacturing Technologies' recent and future sources of and demands on liquidity as well as an analysis of liquidity levels.

RECENT  AND  FUTURE  SOURCES  OF  AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

     On June 18, 1999, the Company entered into a $1,500,000 credit facility with its primary lender that included a $1,200,000 A/R line of credit and a $300,000 term loan. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). In December 1999, the A/R line was increased to $2,000,000, and two inventory lines totaling $650,000 were added to the existing line. In June 2000 the A/R line was increased again to $3,000,000 to support revenue growth. Outstanding borrowings are collateralized by primarily all of the Company's assets. Total borrowings under the metal inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement). Total borrowings under the electronics inventory is limited to the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The line of credit expires on June 30, 2001. The balance outstanding, as of July 31, 2000 was $2,355,000 on the A/R line, $288,000 on the term loan and $417,000 on the inventory lines. The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum.

     In December 1998, NMT became obligated under a five-year note, payable to GIW, in the amount of $350,000, bearing interest at 8%. Future note payments may be made in a combination of National Manufacturing Technologies stock and cash at the election of the parties. In addition, NMT entered into a capital lease for the purchase of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease were satisfied with the issuance of 25,000 shares of National Manufacturing Technologies common stock valued at $2.00 per share. National Manufacturing Technologies agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for these initial shares issued for the first year's payments on the note and the equipment lease. The Company exercised its option to purchase this equipment on December 1, 1999 and now is obligated, to GIW, under a four year note in the amount of $490,000 which bears interest at 8%. NMT also agreed to pay GIW certain royalties (1.75% of sales to existing customers) over a three-year period, all royalties are payable in common stock or cash, at the Company's election. As of March 31, 2000, a total of 116,000 shares of common stock had been issued to GIW for the first 12 months of royalty payments. On March 5, 2000, the agreement with GIW was modified so that all future royalty payments to be payable in cash. As of July 20, 2000 the five year note to GIW had a balance of approximately $306,000 and the four year equipment note had a balance of $394,000. To date the scheduled note payments have been paid in cash.

     In July 2000, the Company began negotiating the re-scheduling of the next four quarterly payments due under five and four year notes discussed above, as well as modification to the royalty payment for the next two semi-annual royalty periods. GIW agreed that if the next note payments due in October were accelerated to August 2000, the following three quarterly payments would be re-scheduled to the end of the current payment schedule and will accrue 8% interest from the original payment date to the new re-scheduled payment date. In addition, the next royalty payment due December 30, 2000, would be payable in stock in accordance with the original terms of the agreement and the payment due June 30, 2001 could be payable in cash or stock at the Company's election. Royalty payments thereafter will return to be paid in cash only, in accordance with the amendment to the agreement reached in March 2000. GIW also agreed to take a subordinate position on the equipment acquired at the time of the original transaction with GIW and in return the Company granted GIW a Warrant to purchase 50,000 shares of common stock at an exercise price of $1.4375 or at a price to be adjusted at exercise if the stock price is not $2.00 at July 6, 2002.

     The Company is also obligated under a series of notes payable totaling $240,000 as of March 31, 2000. These notes bear interest at a rate of 8% per annum and matured in April 2000. Interest and principal payments totaling $16,000 are due monthly. Since October 1998, the Company made two payments on these notes in July 1999 and August 1999. These notes are included in net liabilities of discontinued operations.

     The Company also has certain equipment notes in the aggregate amount of $38,000 with interest rates varying between 8% and 26.6% with final payments due between 2001 and 2002. These notes are collateralized by equipment. In addition, the Company also has certain capital leases in the aggregate amount of $2,977,000 which includes a capitalized lease for the property at 1958 Kellogg, Carlsbad, CA, in the amount of $2,872,000 and capitalized leases on equipment in the amount of $105,000. Combined these leases call for minimum monthly payments aggregating approximately $38,000 per month.

     During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in June 1999. As of March 2000, the Company has made payments totaling $25,000 since July 1999 on this liability which is currently at a balance of $65,000. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at March 31, 2000. These liabilities are included in current liabilities as net liabilities of discontinued operations. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

     The Company had given Cabot Industrial Trust, the lessor of the building at 1958 Kellogg Avenue, Carlsbad, CA a deposit of $275,000 in connection with capital lease entered into in June 1999. The lease allows for the deposit to be held in the form of cash or a letter of credit. In February 2000, the Hill's posted a letter of credit and the $275,000 in cash was released to the Company.

     The Company's sources of future short-term liquidity are its cash balance of $101,000 as of March 31, 2000, and the unused amount of its $3.95 million credit facility. $3.0 million of this credit facility is a line of credit against eligible accounts receivable. $300,000 of the credit facility is a term loan that funded on September 30, 1999 and is due in equal monthly installments of $6,250 over 2 years with a final payment of $150,000. This loan was refunded in June 2000 to the original amount of $300,000 in order to finance new equipment purchases. The current balance of this term loan is approximately $288,000. Additionally, $650,000 of the credit facility can be used against eligible inventory. Availability under the line of credit can be limited based upon the balance of eligible accounts receivable as described above. Availability under the inventory lines of credit can be limited based upon the balance of eligible metal inventory and electronics inventory as described above. Increased limits for this line were established in December 1999 and June 2000. The A/R line was increased to $3.0 million from $2.0 million in June 2000. Prior to that it was increased $2.0 million from $1.2 million in December 1999 to aid revenue growth in the metals and electronics segments.

     The Company is currently obligated as a guarantor under an assignment agreement of a lease. The amount is approximately $18,550 per month through September 2002. As of June 2000, the Company has not been required to pay any amounts related to this guarantee. The Company is also obligated to pay approximately $60,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

     Subsequent to the end of fiscal year 2000, current and former employees exercised stock options to purchase a total of 244,164 shares of the Company's common stock. These exercises in the first quarter of fiscal year 2001, provided $86,584 in cash to the Company.

     The Company anticipates that its current cash position, revenue from operations, favorable credit terms with several key vendors, funds from its existing line of credit, and additional collateral financing that may be available to the Company, will be sufficient to finance its working capital and capital requirements for the next twelve months. However, the Company's capital requirements may increase as a result of competitive and technological developments and the terms and conditions of any future strategic transactions. Although there can be no assurance that the Company will be able to raise additional capital under favorable terms, if at all. The Company was successful in negotiating an increase of $1,450,000 in its credit facility during the quarter ended December 31, 1999. In June 2000 the company negotiated another increase of $1.0 million to its accounts receivable line.

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

                                    YEAR 2000
                                    ---------

     The Company believes that its products are fully Year 2000 compliant. All in house computers have been tested and upgraded to be Year 2000 compliant. In house financial software has been upgraded to be Year 2000 compliant.

     The Company has not encountered significant problems with respect to customer compliance with Year 2000 issues.

     The Company has not had to add additional staff or reassign existing staff or acquire additional equipment or software during the time period leading up to and immediately following December 31, 1999. As of July 20, 2000 there have been no significant Year 2000 issues that have affected the Company's operations.

                             ADDITIONAL RISK FACTORS

                            FUTURE OPERATING RESULTS
                            ------------------------
     National Manufacturing Technologies' business is subject to the following risks and uncertainties in addition to those described above.

Status  as  a  Going  Concern
-----------------------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, the effects of which, raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has negative shareholders equity, indicating that the Company does not have sufficient assets to cover its outstanding liabilities.

     The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 8, June 1999, the Company retired all outstanding debt with its bank and entered into a new $1,500,000 credit facility with another financial institution. The new line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4 % per annum and carries a minimum monthly payment of $6,000 (see Note 8). This line of credit was increased in December 1999 to $2.9 million. It was increased again in June 2000 to $3.9 million.

     The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is concentrating on increasing sales and increasing gross margins. In the current year ended March 31, 2000 consolidated revenues increased by 93.2% or $4,668,000. Gross profit margins increased from 14.7% in fiscal year 1999 to 29.6% in fiscal year 2000. However, there can be no assurance as to the Company's success in these regards. During this same time period, consolidated SG&A expenses for the year ended March 31, 2000 increased $2,148,000 or 68.1% to approximately $5,302,000 from $3,154,000 for the year ended March 31, 1999. The increase is mainly due to the inclusion of one full year of SG&A expenses for the MMS group as compared to only three and one half months of SG&A expenses in the year ended March 31, 1999.


Ability  to  Successfully  Market  Manufacturing  Services
----------------------------------------------------------

     The Company's growth strategy is dependent upon its ability to market successfully its contract manufacturing and metal enclosed electronic systems manufacturing services. During the last fiscal year 2000, our ability to do this has been impacted by the tight cash position brought about by the operating losses of our scanner operations. With (1) the completion of the sale of the product rights and assets of the scanner operations, (2) the sale and leaseback of our Carlsbad facility and (3) the establishment of a $3.95 million credit facility with a new lender, we are concentrating our efforts on the marketing and sales of our electronic contract and metal enclosure manufacturing services. We have limited prior experience in marketing and manufacturing metal enclosed electronic systems. There is no assurance that we will be successful in this effort.

Competitive  Environment
------------------------

     There can be no assurance that National Manufacturing Technologies will be able to overcome competitive forces and reactions in order to increase revenue in an amount necessary to return to profitability. The Company was successful in increasing revenues over the past year to substantially reduce the prior year net losses. The Company's ability to increase its revenue is partially dependent upon successfully developing additional OEM relationships and upon expanding its direct sales. The Company's ability to improve its sales is in part dependent upon its marketing expenditures. The Company's liquidity constraints may limit these expenditures.

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

Required  Revenue  Increases
----------------------------

     We have reduced operating costs over the past eighteen months. In the past year, the Company has consolidated many of its operations, including moving I-PAC Express and Rep Co., to the Carlsbad, California facility and moving the Precision Machining operations into the Oceanside, California facility. At current revenue levels, these cost reductions will not, in and of themselves, return the Company to profitability. Therefore, we are currently focused on increasing our revenue through the pursuit of OEM opportunities in the electronics industry in order to return the Company to profitable operations. Total revenues increased approximately 93% in the year ended March 31, 2000 over the prior year. We believe that the recent acquisitions and sale of scanner operations enhances the likelihood that the Company will return to profitability. There is no assurance, however, that the Company will be profitable.

------
Retention  of  Key  Employees
-----------------------------

     The Company is highly dependent upon the principal members of its management staff and key individuals in all areas of the Company. We have implemented certain programs we believe will help in retaining these key employees. There can be no assurance that we will be able to retain all key personnel or attract new qualified personnel on acceptable terms.

Retaining  Availability  of  Line  of  Credit
---------------------------------------------

     The Company has achieved a critical-mass level of revenue sufficient to reach a financial break-even point. As of December 31, 1998, Photomatrix, Inc. was in default of all loan covenants under a $2.1 million credit facility with its bank. On February 10, 1999, the bank agreed to forebear from taking adverse action, provided that Photomatrix found an alternative lending source or otherwise paid off all debt prior to May 15, 1999. We immediately began discussions with alternative lenders. Proceeds from the sale of the scanner operations and the building were used to retire this credit facility. On June 18, 1999, we also entered into a $1.5 million credit facility with a lending institution. This was expanded twice during the past year to assist revenue growth. It was increased in December 1999 to $2.95 million and increased again to $3.95 million in June 2000. We believe that the new credit facility will be adequate to finance the Company's growth in the year ending March 31, 2001. Furthermore, as discussed above, if the Company cannot maintain the increased revenue levels sufficiently to generate profitability, we may not be able to maintain our available credit line.

Bidding  Long  Term  and  Government  Contracts
-----------------------------------------------

     A significant portion of the metal group revenues currently come from defense contractors. The majority of contracts with these customers are awarded based on the lowest bid over a multiple year period of performance. While we believe that we are able to accurately estimate costs, including increases in labor and material costs, over the life of these multiple year defense contracts, there can be no assurance that these estimates will approximate actual costs over the life of the contract. The Company is pursuing the growth of its MMS Group by targeting commercial customers in the electronic enclosure segment.

Customer  Concentration
-----------------------

     Many companies in the electronic manufacturing services industry, including the Company, have a high percentage of their revenues concentrated in a small customer base. The greatest risk facing these companies is possible weakening of a major customer or a slow-down in the industry. It may take several quarters to replace significant customers. One customer represented approximately 27.8% of our total revenues in the year ended March 31, 2000. Two other customers represented approximately 9.5% and 8.5%, respectively, of total revenues.

Internal  Growth
----------------

     Start-up costs and the management of labor and equipment efficiencies for new manufacturing services programs and new customers can have the effect of reducing the Company's gross margins. Due to these and other factors, gross margins can be negatively impacted early on in the life cycle of new programs. In addition, labor efficiency and equipment utilization rates ultimately achieved and maintained by the Company impacts the Company's gross margins.

Acquisition  Strategy
---------------------

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

Lexia  Systems,  Inc.
---------------------

     Relative to the discontinuation of Lexia Systems, Inc. ("Lexia"), and to the protracted nature of the negotiations and the disagreements with vendors, ICL and Fujitsu, there is no assurance that Lexia and ICL/Fujitsu will settle their current disagreements.

     During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in June 1999. As of March 2000, the Company has made payments totaling $25,000 since July 1999 on this liability which is currently at a balance of $65,000. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at March 31, 2000. These liabilities are included in net liabilities of discontinued operations. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to outstanding claims previously made by ICL.

Commodity  Prices
-----------------

     The Company is exposed to fluctuations in market prices for steel. Steel prices worldwide are expected to increase this year, along with demand and production as continued fallout from the dumping of steel in the U.S. by foreign competitors in 1998 impacts U.S. steel production. The Company has multiple sources for steel and continues to look for additional alternative sources to diminish the impact of price increases. The electronics industry is facing a shortage of certain components and the Company may not be successful in attaining these components as compared to larger EMS providers who have more purchasing power.

     The electric utility market has been de-regulated in California and prices are now subject to competitive market pricing. In fiscal year 2001, the Company has seen a significant increase in its electric utility costs and is currently exploring negotiations with alternative energy providers for long-term stabilized charges.

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

The  following  consolidated  financial  statements  are  filed  herewith:

     Consolidated  Balance  Sheet  as  of  March  31,  2000
     Consolidated  Statements  of  Operations for the years ended March 31, 2000 and  1999
     Consolidated  Statements  of Shareholders' Equity for the years ended March
       31,  2000  and  1999
     Consolidated  Statements  of  Cash Flows for the years ended March 31, 2000 and  1999
     Notes  to  Consolidated  Financial  Statements


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

     On March 17, 2000, the Board of Directors of National Manufacturing Technologies, Inc. (the "Company"), approved a recommendation brought fourth by the Audit Committee which dismisses BDO Seidman, LLP, Costa Mesa, California ("BDO") as the Company's principal independent accountant. During the last fiscal year and subsequent interim periods of the Company, BDO did not render an adverse opinion, disclaimer of opinion, or modification. BDO did render a qualification as to the Company's ability to continue as a going concern. There were no disagreements between the Company and BDO for the past fiscal year ending March 31, 1999, nor during the subsequent interim periods through September 30, 1999, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements in connection with BDO's report.

     On March 17, 2000, the Company engaged Levitz, Zacks and Ciceric as its independent accountant. For fiscal year audits ended December 31, 1996 and December 31, 1997 the firm of Levitz, Zacks and Ciceric served as the independent accountant for I-PAC Manufacturing, Inc ("I-PAC") (a wholly owned subsidiary of the Company as of June 1998). Prior to June 1998, I-PAC was not a publicly traded company. With the exception of the above statement, during the last two fiscal years and subsequent interim periods of the Company, the Company did not consult Levitz, Zacks and Ciceric regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange
Commission  Regulation  S-K).


PART  III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTORS

PATRICK W. MOORE has been a Director of the Company since January 1991. Mr. Moore assumed the duties of Chief Executive Officer of the Company effective as of June 5, 1998, and as Chairman and President as of September 23, 1999. Mr. Moore, who has served as the President of I-PAC Manufacturing, Inc. since 1990, has significant business experience in both the private and public sectors. From 1986 to 1990, Mr. Moore served as President of Southwest General Industries, a privately-held electronic contract manufacturing company. From 1981 to 1986, Mr. Moore served as President of the San Diego Private Industry Council and as Executive Director of the San Diego Regional Employment and Training Consortium. Mr. Moore has served on the National Commission on Employment Policy, committees of the National Academy of Science, and as the national president of various trade organizations based in Washington, D.C. Mr. Moore is 52 years of age.

JAMES P. HILL has been a Director of the Company since June 1998. Mr. Hill is, and for at least the last five years has been, the managing partner, specializing in bankruptcy law, commercial law, and civil litigation, of the San Diego law firm of Sullivan, Hill, Lewin, Rez, Engel & LaBazzo. Mr. Hill was a Director of the San Diego Bankruptcy Forum from 1991 through 1994 and the
Chairman of the Commercial Law Section of the San Diego County Bar Association from 1985 through 1987. Mr. Hill is 48 years of age.

MICHAEL J. GENOVESE has been a Director of the Company since February 1999. Mr. Genovese is a partner with the law firm of Grant, Hanley & Genovese, LLP, specializing in the area of business transactional law, including general business, real estate acquisition and sale, and taxation law. Mr. Genovese started his professional career with Ernst & Ernst (currently Ernst & Young,
LLP) in 1971 until 1977 when he commenced the practice of law. Mr. Genovese is a member of the Orange County Bar Association, the California State Bar Association (Business Law, Real Property Law and Taxation Sections), and the American Bar Association (Business law, Real Property, Probate & Trust Law, and Taxation Sections). Mr. Genovese is 51 years of age.

MICHAEL R. MOORE is a physician specializing in the surgical treatment of complex spinal disorders. He practices at the Bone and Joint Clinic in Bismarck, North Dakota, where he is developing a Spinal Diagnostic and Treatment Center that will bring to the region a range of medical services that previously were unavailable in the State. Prior to relocating to North Dakota, Dr. Moore practiced in Aurora, Colorado, where he was the co-founder of the Colorado Spine Center, which was the first practice in the region dedicated solely to the treatment of spinal disorders. Dr. Moore has recently been granted a patent on a new spinal implant device that will allow minimally invasive and endoscopic techniques to replace current open surgical techniques for certain painful spinal conditions. Dr. Moore earned his medical degree from the Johns Hopkins University School of Medicine, and has served in the past as an approved investigator by the Food and Drug Administration for clinical trials of new spinal fusion devices. From 1976 to 1980, he held various positions as an engineer for Portland General Electric Company. Dr. Moore is the brother of Patrick W. Moore. Dr. Moore is 45 years of age.

BINH Q. LE is General Director of BVT & Co. and General Director and shareholder for DELICES Co., Ltd., a division of BVT & Co., Ltd., a Vietnam-based importer since 1998. He also serves as President and sole shareholder of Le Mortgage, Inc. (d.b.a. All City Financial Corporation), a commercial and residential mortgage broker, a position which he has held since 1987. From 1985 to 1987, Mr. Le was General Plant Manager at Southwest General Industries, a privately-held electronic contract manufacturing company. From 1976 to 1985, he served on the San Diego Private Industry Council. Mr. Le is 53 years of age.

BRIAN KISSINGER is President of Valtec Services, a company providing authorization and process for pre-paid telephone and related services, a position he has held since 1998. Mr. Kissinger has also been a marketing consultant to LWS Entertainment Services, which is an internet service provider and web-site design company, since 1998. From 1996 to 1998, Mr. Kissinger served as President of Quest Communications, a leasing agent for SkyTel Paging, Inc. From 1991 to 1996, he was Vice President of K & D Distributing, a wholesale food distributor. Mr. Kissinger is 30 years of age.

JOHN G. HAMILTON, JR., has been the owner of North Hills Academy of Shorin Karate and Indiana Shorin-Ryu Karate founded in 1974. From 1974 to 1984. Mr. Hamilton also served as a process and development metallurgical engineer for Westinghouse Electric Company working in their Specialty Metals Division. Mr. Hamilton earned his Bachelor of Science degree in Metallurgical Engineering and Anthropology from Lafayette College. Mr. Hamilton is 51 years of age.


EXECUTIVE  OFFICERS

Set forth below is information about certain executive officers of National Manufacturing Technologies, Inc and its subsidiaries effective as of May 31, 2000.

Mr. Stephan Jones is the Vice President and General Manager of the Electronics Group. Mr. Jones joined Photomatrix in June 1998 as Operations Manager. Mr. Jones was an Operations Consultant from 1997 to 1998 at Ficom and from 1996 to 1997 at Northstar. From 1993 to 1996, Mr. Jones was employed at Three Eagle as a Venture Capital Consultant. Mr. Jones is 49 years of age.

Mr. Tim Mullennix is the Vice President of Corporate Marketing and Business Development and has been serving in this position since December 1998. From June 1998 to December 1998, Mr. Mullennix was the Vice President and General Manager of I-PAC Manufacturing. Mr. Mullennix served as the Vice President of the Advance Group of Companies from 1997 to 1998. From 1994 to 1997, Mr. Mullennix was the President of MGM TechRep. Mr. Mullennix is 48 years of age.

Mr. Larry Naritelli is the Chief Accounting Officer and acting Chief Financial Officer, and joined Photomatrix in March 1999 as Corporate Controller. From 1996 to 1999, Mr. Naritelli was employed at Dentsply/New Image in various positions including Accounting Manager and Controller. From 1994 to 1996, Mr. Naritelli was employed at Compton's New Media as Accounting Manager and later as Manager of General Ledgers. Mr. Naritelli is 43 years of age.

Mr. Jeffery Tardiff is the Vice President and General Manager of the Metals Group and joined the Company in December 1998. Prior to joining National Manufacturing Technologies, Mr. Tardiff was the Quality Manager at Green International West for approximately six months. From 1997 to 1998, Mr. Tardiff was a Managing Partner at QC & Associates. From 1996 to 1997, Mr. Tardiff was employed at D3 Technologies as Tool Design Manager. From 1995 to 1996, Mr. Tardiff served as Quality Control Manager at Spec-Built Systems. From 1992 to 1995, Mr. Tardiff served as a Project Manager for the Convair Division of General Dynamics. Mr. Tardiff is 53 years of age.


Set forth below is certain information about significant employees of the Company as of May 31, 2000.

Ms. Jennifer Brown is the Director, Compliance & Corporate Planning and the Corporate Secretary. She joined the Company in September 1998 as a Financial and Systems Analyst. From 1997 to 1998, Ms. Brown was an Associate Economist at the City of San Diego. In 1997, Ms. Brown worked for I-PAC Manufacturing as a Business and Product Analyst. Ms. Brown worked for Advanced Marketing Services in Operations Support from 1995 to 1997. From 1994 to 1995, Ms. Brown was a Financial Data Researcher with Standard and Poor's Compustat division.

Mr. Joe Portillo is the Director of Sales of NMT's Electronics division. Mr. Portillo started with the Company in October 1997 and held various position in materials and project management. Mr. Portillo has served as Director of Sale since January 1998. Prior to joining NMT, Mr. Portillo was employed at Palomar Technologies as a Sub-Contracts Administrator from 1996 to 1997.

Mr. Rich Elliott joined NMT in May 2000 as Director of Quality and Manufacturing Engineering. Mr. Elliott joined Signal Processing Systems (SPC) division of Scientific Atlanta in 1984 as the Manger of Test Engineering. During his 15 years with SPC he served in several Operations positions and three years as Electrical Hardware Design Manager.

Mr. Michael McCarthy joined NMT in April 2000 as the Sales Manager for the Metals Group. Prior to joining NMT, Mr. McCarthy was the Marketing and Contract Manager of the Greene Group; a position which held from 1987.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and persons who own more than ten percent of the Company's common stock, to file reports of ownership and changes in ownership of securities with the Securities and Exchange Commission and to furnish to the Company copies of all Section 16(a) forms they file. During the fiscal year ended March 31, 2000, certain of the directors and officers of the Company did not file Form 3 and 4 reports specified under Section 16(a) of the Securities Exchange Act of 1934 on a timely basis. On December 3, 1999, Stephan Jones, Tim Mullennix and Jeffrey Tardiff were appointed Executive Officers of the Company and did not timely file a Form 3. On February 1, 2000, Patrick W. Moore, James
P. Hill, Michael R. Moore and William L. Grivas, Sr., were issued common stock in accordance with the terms of the Photomatrix and I-PAC Manufacturing Merger Agreement dated June 5, 1998. The Form 4's for this event were sent to the SEC in late February but were returned in mid-March because they were not completely filled out, and subsequently were not filed until March 22, 2000.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table shows, for the most recent three years, the cash compensation paid by the Company, as well as all other compensation paid or accrued for those years, to the Executive Officers of the Company as of March 31, 2000. No other executive officers of the Company earned annual salary and bonus in excess of $100,000 during the fiscal year 2000.



                                            SUMMARY COMPENSATION TABLE
                                            --------------------------

                                              Annual  Compensation           Long  Term  Compensation  Awards
                                              --------------------           --------------------------------


NAME AND
PRINCIPAL POSITION . . . . . . . . .  YEAR  SALARY    BONUS    OTHER         SECURITIES UNDERLYING OPTIONS/SARS(#)

Patrick W. Moore,
Chairman, CEO & President (1). . . .  2000  $148,300  $     0  $ 4,200 (4)                               350,667
                                      1999  $125,000  $     0  $ 2,700 (4)                               153,941
                                      1998        --       --          --                                     --

Suren G. Dutia,
Former Chairman, CEO & President (2)  2000  $109,800  $     0  $ 1,600 (5)                            266,667 (7)
                                      1999  $140,000  $50,000  $46,500 (5)                                    --
                                      1998  $140,000  $     0  $11,200 (5)                                    --

Roy L. Gayhart,
Former Chief Financial Officer (3) .  2000  $112,200  $     0  $ 2,400 (6)                            210,000 (8)
                                      1999  $114,000  $25,000  $ 7,750 (6)                               210,000
                                      1998  $ 97,000  $     0  $ 5,800 (6)                                40,000

(1) Mr. Moore was not an Executive Officer of the Company prior to fiscal year 1999.

(2) Mr. Dutia resigned as Chairman and CEO on June 5, 1998, as President on June 21, 1999 and as a member of the Board of Directors as of September 23, 1999.

(3) Mr. Gayhart was not an employee or Executive Officer of the Company prior to fiscal year 1998. Mr. Gayhart's employment agreement terminated on September 30, 1999.

(4) Includes Company matching contributions to the NMT Savings and Investment Plan ($0 and $0) and medical premiums ($4,200 and $2,700) for 2000 and 1999, respectively.

(5) Includes Company matching contributions to the NMT Savings and Investment Plan ($0, $2,500 and $4,900) and supplemental life and medical premiums ($1,600, $11,700 and $7,400) for 2000, 1999 and 1998, respectively.

(6) Includes Company matching contributions to the NMT Savings and Investment Plan ($0, $2,500 and $800) and medical premiums ($2,400, $5,250 and $5,000)
    for   2000,  1999  and  1998,  respectively.

(7) In accordance with the terms of Mr. Dutia's employment agreement, at the termination of the agreement all existing stock option grants became fully vested and he was granted a one year period to exercise those vested stock options. The Company cancelled his existing grants and granted new stock options with those terms.

(8) In accordance with the terms of Mr. Gayhart's employment agreement, at the termination of the agreement all existing stock option grants became fully vested and he was granted a one year period to exercise those vested stock options. The Company cancelled his existing grants and granted new stock options with those terms.

EMPLOYMENT AGREEMENTS. Mr. Moore is employed under an employment agreement that expires on September 30, 2004. Mr. Dutia, former President, was employed under an employment agreement, which expired on July 31, 1999. Mr. Gayhart's employment agreement terminated on September 30, 1999. If Mr. Moore's employment is terminated by the Company without cause prior to the end of his term, then he will be entitled to receive his base salary, stock option vesting and health insurance benefits for the remainder of the term.

OFFICERS SEVERANCE POLICY. In 1988, the Company's Board of Directors adopted an Officers Severance Policy that was modified in November 1990, February 1997 and in April 1999. Under the policy, Mr. Dutia began receiving twelve weeks' compensation beginning August 1, 1999 and Mr. Gayhart began receiving eight weeks compensation beginning October 1, 1999. In addition, Mr. Moore is to receive twenty-nine weeks' compensation upon termination of employment by the Company, in addition to amounts due him under his employment contract.

STOCK  OPTION  GRANTS

The following table shows certain information concerning stock options granted during fiscal year 2000 to the Company's executive officers:




                                           Option/SAR Grants in Last Fiscal Year
                                           -------------------------------------


                                                      Individual Grants                                    Potential Realizable
                                                                                                           Value at Assumed Annual
                                                                                                           Rates of Stock Price
                                                                                                           Appreciation for Option
                                                                                                           Term (1)
                            Number of       Percent of Total
                            Securities      Options/SARs         Exercise
                            Underlying      Granted to           Or Base
                            Options/SARs    Employees in         Price          Expiration               5%          10%
 Name                       Granted (#)     Fiscal Year          ($/Sh)         Date                     ($)          ($)
----------------            -------------  ----------------    -----------      -------------------      --------    ---------
Patrick W. Moore              166,667       17.3%                 $  0.45        June 4, 2009            $170,000    $270,000
Patrick W. Moore              65,000         6.8%                 $  0.25        September 22, 2009      $ 66,000    $105,000
Patrick W. Moore              64,000         6.7%                 $  0.2969      September 30, 2009      $ 65,000    $104,000
Patrick W. Moore              55,000         5.7%                 $  0.5625      January 6, 2010         $ 56,000    $ 89,000


(1) The potential realizable value is calculated pursuant to SEC regulations by assuming the indicated annual rates of stock price appreciation for the option term. Actual realized value will depend on the actual annual rate of stock price appreciation for the option term. This calculation assumes that market price of the stock as of May 31, 2000 of $0.625 would appreciate to $1.018 and $1.621, at 5% and 10% annual rates of price appreciation respectively.

AGGREGATED  STOCK  OPTION EXERCISES AND FISCAL YEAR-END STOCK OPTION VALUE TABLE

     The following table sets forth certain information regarding the number and value of specified unexercised options held by the Company's executive officers as of March 31, 2000:


                                                        Number of Unexercised Options    Value of Unexercised
                                                                                         In-the-Money Options (1)
                                                       -------------------------------  ---------------------

                   Shares
                   Acquired             Value
Name               on Exercise          Realized ($)   Exercisable  Unexercisable       Exercisable  Unexercisable
 -----------        -------------        ------------  ------------- -------------       ----------   -------------

Patrick W. Moore     -                    -                577,941       50,000           117,524          -
Suren G. Dutia       -                    -                266,667            -            76,537          -
Roy Gayhart          40,000               16,250           210,000            -              -             -


(1) The value is calculated as the total market value of stock subject to the options on May 31, 2000 ($0.625 per share), less the total of the option exercise prices.

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


                                                                                                                  Length  of
                                           Number  of   Market                                                    Original
                                           Shares       Price                                                     Option  Term
                                           Underlying   of Stock  at       Exercise                               Remaining  at
                                           Options  Re- Time  of  Re-      Price  at Time        New Exercise     Date of
Name                         Date          Priced       Pricing            of  Re-pricing        Price            Re-pricing
-------------------------    ------------  -----------  ------------       ---------------       -----------      ------------
S. Dutia, Former President  November 1990  200,000      $0.18               $      3.75          $0.18            8 years
S. Dutia, Former President  June 1995       25,000      $1.25               $      4.13          $1.69            9 years
S. Dutia, Former President  November 1995  166,667      $0.88               $1.31-$2.91          $0.88            6-9 years
S. Dutia, Former President  July 1997      166,667      $0.37               $       .88          $0.37            4-7 years
B. Myers, Former CFO . . .  November 1995  100,000      $0.18               $1.50-$3.48          $0.18            8 years
B. Myers, Former CFO . . .  June 1995       16,667      $1.25               $      4.13          $1.69            9 years
B. Myers, Former CFO . . .  November 1995  116,667      $0.88               $1.31-$2.91          $0.88            6-9 years


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     As of May 31, 2000, James P. Hill, William L. Grivas and Patrick W. Moore, were the only shareholders known by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock.

     The following table sets forth certain information regarding the ownership of National Manufacturing Technologies common stock by Directors and Executive
Officers:





                                                  Shares of Common Stock     Percent of Shares of
                                                    Beneficially Owned     Common Stock Outstanding
Name of Beneficial Owner or Group                  As of May 31, 2000(1)     as of May 31, 2000(1)
------------------------------------------------  -----------------------  -------------------------
Patrick W. Moore, Chief Executive Officer. . . .            2,174,771 (2)                     21.17%
William L. Grivas, Former Chairman (3) . . . . .            2,049,445 (4)                     19.95%
Suren G. Dutia, Former President (5) . . . . . .             300,233  (6)                      2.92%
James P. Hill, Director. . . . . . . . . . . . .            1,777,421 (7)                     17.30%
Michael R. Moore, Director . . . . . . . . . . .                 125,706                       1.22%
Michael Genovese, Director . . . . . . . . . . .               12,500 (8)                         *
Binh Q. Le, Director . . . . . . . . . . . . . .                      --                          *
Brian L. Kissinger, Director . . . . . . . . . .                      --                          *
John G. Hamilton, Jr., Director. . . . . . . . .                      --                          *
Roy L. Gayhart, Former CFO (9) . . . . . . . . .            210,000  (10)                      2.04%
All directors and executive officers as a group.               6,650,076                      64.72%


(1) Includes and reflects the ownership by the named director or officer of shares of Common Stock subject to options exercisable within 60 days of May 31, 2000.

(2) Includes  options  to  purchase  577,941  shares.

(3) Mr. Grivas resigned as director and chairman of the Board of Directors on January 18, 1999.

(4) Includes  1,994,169 shares and options for shares owned directly by William
    L.  Grivas  and  55,276  shares  owned  by  family  members.

(5) Mr. Dutia resigned as Chairman and CEO on June 5, 1998, as President on June 21, 1999 and as a member of the Board of Directors as of September 23, 1999.

(6)  Includes  options  to  purchase  266,667  shares.

(7) Includes 172,538 shares owned by Loma Services Corporation, of which Mr. Hill's wife is the sole shareholder, 1,441,383 shares owned by Mr.
    Hill as   Trustee  of  the  Hill  Family  Trust,  1,000  shares  owned  by
    Loma Services Corporation Money Purchase Pension Plan, of which Mr. and Mrs. Hill are the sole beneficiaries and options to purchase 162,500

(8)  Includes  options  to  purchase  12,500  shares.

(9)  Mr.  Gayhart's  employment  agreement  terminated  on  September  30, 1999.

(10)  Includes  options  to  purchase  210,000  shares.

*  Less  than  1%


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In connection with the acquisition of PMX, Photomatrix restructured outstanding indebtedness to members and affiliates of the Wyly family into non-negotiable seven-year term notes bearing interest at the rate of 8 percent per annum. The total principal amount of the notes payable to members of the Wyly family and their affiliates as of March 31, 2000 was $240,000. Interest and principal payments totaling $16,000 are due monthly.

     During the year ended March 31, 2000 the company recorded approximately $53,000 of goodwill related to earn out accruals from the July 1, 1998 acquisition of MGM Techrep, Inc., (a company previously owned by Patrick W. Moore, National Manufacturing Technologies' Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, and James P. Hill, a Director and major shareholder) as compared to $112,000 in the year ended March 31, 1999. During the year ended March 31, 2000 the company paid approximately $33,000 of these earn out accruals as compared to $65,000 during the year ended March 31, 1999. At March 31, 2000 the company had approximately $6,000 in earn out payments due to MGM.

     During the year ended March 31, 2000 the company paid approximately $70,000 to Sullivan, Hill, Lewin, Rez, Engle and LaBazzo, ("SHLRE") a law firm in which James P. Hill, a director and major shareholder, is a partner, as compared to $139,000 during the year ended March 31, 1999. The company also entered into an agreement with R. P. Hill and Lucy Hill, James P. Hill's parents, to pay them approximately $2,300 per month in exchange for them posting a letter of credit in the amount of $275,000 which guarantees the capitalized lease payment on the 1958 Kellogg facility. The interest represents a rate of 10% per annum of the face value of the letter of credit. The letter of credit was posted to release a $275,000 deposit on February 01, 2000. The letter of credit terminates on June 30, 2003 and the final interest payment is due on July 2, 2003. In addition to interest payments a warrant to purchase 50,000 shares at $0.40 per share was granted to the Hills. The warrants expire January 31, 2005.

     On July 20, 1999, the Company entered into an independent contracting agreement with William L. Grivas, Sr., a major shareholder, whereby Mr. Grivas would represent the Company in connection with selling or bartering certain inventory and negotiating settlements of certain of the Company's liabilities, and the provision of other technical and support services. The agreement, expired on or before September 20, 1999 and required the Company to pay Mr. Grivas $2,884 per week. On October 1, 1999, the Company entered into a new independent contracting agreement with William L. Grivas, Sr., a major shareholder, whereby Mr. Grivas would represent the Company in connection with selling or bartering certain inventory and negotiating settlements of certain of the Company's liabilities. The agreement, expires on September 30, 2002 and may be extended for twelve months. Under this and the prior consulting agreements, Mr. Grivas was paid $111,000 during the year ended March 31, 2000 and was granted a stock option for the purchase of 101,044 shares of the Company's common stock at an exercise price of $0.2969. The Company recognized non-cash expense of approximately $29,000 for this stock option grant. A balance of $13,000 was accrued and due to Mr. Grivas at March 31, 2000. The Board of Directors approved these agreements.

     Grivas, Moore and Hill were each awarded a bonus by the Compensation Committee payable on March 31, 2000, for $50,000 cash or a stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $0.2969, at the grantees election. Grivas, Moore and Hill elected the granting of a stock option. The Company recognized approximately $84,000 of goodwill for these stock option grants. This bonus was awarded for work Grivas, Moore and Hill did in connection with the precision machining and metal stamping acquisitions.

     The former shareholders of I-PAC currently own interests in several entities with which I-PAC has done business. During the year ended March 31, 1999, the Company recorded a write-off of approximately $25,000 of inventory specifically manufactured for companies which are owned at least in part by or otherwise associated with the brother of William L. Grivas, who was the Chairman of the Company through January 18, 1999 and who is a major shareholder of the Company. In addition, the Company also recorded approximately $20,000 of additional allowance for doubtful accounts for uncollectible related party accounts receivable from such companies and from a company owned by Mr. Grivas, during the quarter ended December 31, 1998. The inventory and receivables were acquired by the Company as a result of its acquisition of I-PAC. The Company has therefore recorded the additional bad debt reserves and inventory write-off as an increase to goodwill related to the purchase of I-PAC.

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

     As mentioned in Note 8 to the consolidated financial statements, certain shareholders of the Company have guaranteed approximately $2,023,000 of the Company's debt at March 31, 1999. This debt was retired in June 1999. Prior to the merger, I-PAC guaranteed approximately $113,000 of debt of the same shareholders. This guarantee continued after the merger, and remains in effect.

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


ITEM  13.       EXHIBITS  AND  REPORTS  ON  FORM  8-K


A.     EXHIBITS


The exhibits listed under Item 13(a) are filed as part of this Annual Report on Form 10-KSB.





3.1 . .  Amended and Restated Articles of Incorporation                                       (ix)
3.2 . .  Amended and Restated Articles of Incorporation dated September 23, 1999           (xviii)
3.3 . .  Bylaws                                                                               (ix)
3.3.1 .  Amendment to Bylaws dated June 5, 1998                                              (xii)
10.2.    Settlement Agreement dated January 11, 1993 between Photomatrix Corporation
         and Scan-Graphics, Inc.                                                              (iv)
10.4.    Lease Agreement between Photomatrix and EVB Limited Partnership-I dated
         December 17, 1987                                                                    (iv)
10.5     Lease Agreement between Photomatrix Limited and Bermer Limited dated May
         31, 1989                                                                             (iv)
10.6. .  Promissory Notes dated April 30, 1993 in the aggregate principal amount of
         776,607 payable to the following members of the Wyly family and affiliates:
         Sam Wyly, Charles Wyly, Jr., Evan Wyly, Donald Miller, First Dallas
         International, Ltd., and Premier Partners                                            (iv)
10.7. .  Subcontract dated March 31, 1991 between PRC, Inc. and Photomatrix                   (iv)
10.8. .  1992 Xscribe Stock Option Plan and Sample Agreement                                  (iv)
10.11 .  Executive Employment Agreement between the Company and Suren G. Dutia
         dated December 20, 1988                                                               (i)
10.11.1  Amendment to Executive Employment Agreement between the Company and
         Suren G. Dutia                                                                      (xii)
10.24 .  Description of executive bonus arrangements and executive severance plan             (iv)
10.25 .  1994 Xscribe Stock Option Plan and Sample Agreements                                (vii)
10.30 .  Security and Loan Agreement between Imperial Bank and Xscribe Corporation
         dated June 17, 1996 and related documents                                            (ix)
10.30.1  Amendment No. 1 to Security and Loan Agreement with Imperial Bank                   (xii)
10.30.2  Amendment No. 2 to Security and Loan Agreement with Imperial Bank                   (xii)
10.30.3  Amendment No. 3 to Security and Loan Agreement with Imperial Bank                   (xii)
10.31 .  OEM Purchase Agreement for Photomatrix Scanners dated February 8, 1996 between Bell & Howell Limited and Photomatrix Corporation (Non-public
         information has been filed with the Securities and Exchange Commission)              (ix)
10.32 .  OEM Purchase Agreement for Photomatrix Scanners dated June 12, 1996 between Bell & Howell Operating Company and Photomatrix Corporation
         (Non-public information has been filed with the Securities and Exchange
         Commission)                                                                          (ix)
10.33 .  Facilities Lease Agreement between Photomatrix and Manufacturers Life dated
         November 7, 1996                                                                      (x)
10.33.1  Consent by Lessor to Assignment of Facilities Lease Agreement                       (xii)
10.35 .  Business Agreement with Bell & Howell dated December 29, 1997                       (xii)
10.35.1  Addendum to Business Agreement with Bell & Howell dated January 5, 1998             (xii)
10.35.2  Amendment to Business Agreement with Bell & Howell dated June 30, 1998             (xiii)
10.35.3  Settlement Agreement with Bell & Howell dated March 24, 1999
10.36 .  Agreement and Plan of Reorganization and Merger, dated as of March 16, 1998, by and among Photomatrix, Inc., Photomatrix Acquisition Corp., and I-PAC
         Manufacturing, Inc.                                                                  (xi)
10.37 .  Executive Employment Agreement, dated as of June 5, 1998, between the
         Company and Patrick W. Moore                                                        (xii)
10.38 .  Executive Employment Agreement dated as of June 5, 1998, between the
         Company and William L. Grivas                                                       (xii)
10.39 .  1998 Photomatrix, Inc. Stock Option Plan and Sample Agreements                       (xi)
10.40 .  Lease Assignment and Assumption Agreement between Photomatrix Imaging
         Corp. and Cryogen, Inc.                                                            (xiii)
10.41 .  Management services Agreement with Dr. John Faessel                                (xiii)
10.42 .  Promissory Note with Imperial Bank                                                 (xiii)
10.43 .  Credit Agreement with Imperial Bank                                                (xiii)
10.44 .  Stock Option Agreement-Patrick W. Moore                                             (xiv)
10.45 .  Stock Option Agreement-William L. Grivas, Sr.                                       (xiv)
10.46 .  Employee Stock Purchase Plan                                                        (xiv)
10.47 .  MGM TechRep Asset Transfer Agreement                                                (xiv)
10.48 .  Asset Purchase Agreement-National Metal Technologies                                 (xv)
10.48.1  Amendment to Purchase Agreement - National Metal Technologies
10.49 .  Asset Purchase Agreement-Amcraft                                                     (xv)
10.50 .  John Deere equipment lease                                                           (xv)
10.51 .  Agreement between Photomatrix and all affiliates and William L. Grivas, Sr.          (xv)
10.52 .  KPMG letter to SEC regarding resignation                                            (xvi)
10.53 .  Purchase Agreement with Cabot Industrial Properties, L.P.                          (xvii)
10.54 .  Lease Agreement with Cabot Industrial Properties, L.P.                             (xvii)
10.55 .  Asset Purchase Agreement with Scan-Optics, Inc.                                    (xvii)
10.56 .  Transition Agreement with Scan-Optics, Inc.                                        (xvii)
10.57 .  Loan and Security Agreement with Celtic Capital                                    (xvii)
10.58 .  Asset Purchase Agreement - Mirror USA                                             (xviii)
10.59 .  Facilities Lease - Tijuana                                                        (xviii)
10.60 .  Stock Option Agreement with Patrick W. Moore, dated June 5, 1999                  (xviii)
10.61 .  Employment Agreement with Patrick W. Moore, dated September 23, 1999                (xix)
10.62 .  Stock Option Agreement with Patrick W. Moore, dated September 23, 1999              (xix)
10.62.1  Amended Stock Option Agreement with Patrick W. Moore, dated September 23,
         1999
10.63 .  Stock Option Agreement with Patrick W. Moore, dated October 1, 1999
10.64 .  Stock Option Agreement with James P. Hill, dated October 1, 1999
10.65 .  Stock Option Agreement with William L. Grivas, Sr., dated October 1, 1999
10.66 .  Stock Option Agreement with William L. Grivas, Sr., dated October 1, 1999
10.67 .  Stock Option Agreement with Patrick W. Moore, dated January 7, 2000
10.68 .  Stock Option Agreement with James P. Hill, dated April 27, 2000
10.69 .  Stock Option Agreement with Patrick W. Moore, dated April 27, 2000
10.70 .  Stock Option Agreement with William L. Grivas, Sr., dated April 27, 2000
10.71    Warrant Agreement with R. Putnam Hill and Lucy J. Hill, dated January 31,
         2000
21.1. .  Subsidiaries of the registrant as of March 31, 2000:
         National Manufacturing Technologies de Mexico S. de R.L. de C.V., Mexico
         Photomatrix Imaging, Inc., Nevada
         I-PAC Manufacturing, Inc., California
         National Metal Technologies, Inc., California
         I-PAC Precision Machining, California
         Photomatrix Acquisition Inc., California
         PHRX Rep Co., California
         I-PAC Express Assembly, Inc., California
         Lexia Systems, Inc., California
         Xscribe Imaging, Inc., California
         Xscribe Legal Systems, Inc. California
23.2. .  Independent Auditors' Consent from BDO Seidman LLP
24.1. .  Power of Attorney (see signature pages)
          (d) Schedule
27.1. .  Financial Data Schedule



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

     (xvii) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, filed with the Securities and Exchange Commission on September 9, 1999.

     (xviii)     Incorporated  by reference to exhibits filed with the Company's
Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed with the Securities and Exchange Commission on November 15, 1999.

     (xix) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, filed with the Securities and Exchange Commission on January 8, 2000.

     (xx) Incorporated by reference to exhibits filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, filed with the Securities and Exchange Commission on March 23, 2000.

     (xxi) Incorporated by reference to exhibits filed with the Company's Report on Form 8-K/A filed with the Securities and Exchange Commission on March 30, 2000.


B.     REPORTS  ON  FORM  8-K.

The Company filed a report on Form 8-K dated March 24 regarding the appointment of Levitz, Zacks and Ciceric as its principal independent accountant.

The Company also filed a report on Form 8-K/A dated March 30 regarding the appointment of Levitz, Zacks and Ciceric as its principal independent accountant.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of NATIONAL MANUFACTURING
  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
Carlsbad,  California

     We have audited the accompanying consolidated balance sheet of National Manufacturing Technologies, Inc. and Subsidiaries as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the March 31, 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Manufacturing Technologies, Inc. as of March 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2, the Company has suffered recurring losses from operations, has a working capital deficiency of $3,055,000 and an accumulated deficit of $21,767,000 at March 31, 2000, and limited cash resources with which to carry out management's plans. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



LEVITZ,  ZACKS  &  CICERIC
San  Diego,  California
July  11,  2000  (except  Note  3  as  to
 which  the  date  is  August  1,  2000)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The  Board  of  Directors
National  Manufacturing  Technologies,  Inc.

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of National Manufacturing Technologies, Inc. and subsidiaries (formerly known as Photomatrix, Inc. and subsidiaries) for the year ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of National Manufacturing Technologies, Inc. for the year ended March 31, 1999 in conformity with generally accepted accounting principles.

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



                                                 BDO  Seidman,  LLP

Costa  Mesa,  California
July  16,  1999

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000





ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2000
                                                                         -------------
Current assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    101,000
Accounts receivable, net of allowance  of $584,000. . . . . . . . . . .     2,450,000
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,254,000
Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . .        31,000
                                                                         -------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .     3,836,000
                                                                         -------------

Property and equipment, at cost . . . . . . . . . . . . . . . . . . . .     5,473,000
Less accumulated depreciation and amortization. . . . . . . . . . . . .      (835,000)
                                                                         -------------
Net property and equipment. . . . . . . . . . . . . . . . . . . . . . .     4,638,000
                                                                         -------------

Goodwill, net of accumulated amortization of $217,000 (Notes 1,3 and 4)     2,373,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,000
                                                                         -------------

                                                                         $ 10,859,000
                                                                         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,624,000
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .     1,441,000
Credit facility (Note 8). . . . . . . . . . . . . . . . . . . . . . . .     2,368,000
Net liabilities of discontinued operations. . . . . . . . . . . . . . .       911,000
Current maturities of long-term debt (Note 8) . . . . . . . . . . . . .       547,000
                                                                         -------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .     6,891,000
                                                                         -------------

Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .       557,000
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,563,000

Commitments and contingencies (Note 11)

Shareholders' equity (Note 6):
Preferred stock, no par value; 3,173,000 shares authorized,
  no shares issued and outstanding. . . . . . . . . . . . . . . . . . .             -
Common stock, no par value; 30 million shares authorized,
  10,114,000 shares issued and outstanding. . . . . . . . . . . . . . .    21,449,000
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . .       166,000
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (21,767,000)
                                                                         -------------
Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . .      (152,000)
                                                                         -------------

                                                                         $ 10,859,000
                                                                         =============


The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999





                                                                             2000          1999
                                                                         ------------  ------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 9,677,000   $ 5,009,000
Cost of revenues
                                                                           6,808,000     4,269,000
                                                                         ------------  ------------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,869,000       740,000

 Selling, general and administrative expenses . . . . . . . . . . . . .    5,302,000     3,154,000
                                                                         ------------  ------------

Operating loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (2,433,000)   (2,414,000)

Other income (expense), net:
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .     (458,000)     (292,000)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      247,000        12,000
                                                                         ------------  ------------
       Net other income (expense) . . . . . . . . . . . . . . . . . . .     (211,000)     (280,000)
                                                                         ------------  ------------

Loss from continuing operations before income taxes . . . . . . . . . .   (2,644,000)   (2,694,000)
Provision for income taxes (Note 9) . . . . . . . . . . . . . . . . . .           --            --
                                                                         ------------  ------------
Loss from continuing operations . . . . . . . . . . . . . . . . . . . .   (2,644,000)   (2,694,000)

Gain (loss) from discontinued operations, net of income taxes (Note 4).      733,000      (646,000)
Loss on disposal of discontinued operation, including provision for
    phase-out period of $0 and  $270,000, net of income taxes  (Note 4)           --    (1,036,000)
                                                                         ------------  ------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,911,000)  $(4,376,000)
                                                                         ------------  ------------

Other comprehensive income:
   Foreign currency translation adjustment. . . . . . . . . . . . . . .           --            --
Total comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . .  $(1,911,000)  $(4,376,000)
                                                                         ------------  ------------

Basic and diluted net income (loss) per share:
   Continuing operations. . . . . . . . . . . . . . . . . . . . . . . .  $     (0.26)  $     (0.30)
   Discontinued operations. . . . . . . . . . . . . . . . . . . . . . .  $      0.07   $     (0.19)
                                                                         ------------  ------------
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.19)  $     (0.49)
                                                                         ------------  ------------







    The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999





                                                                                                   Accumulated
                                            Common                                                 other
                                            Stock            Additional            Accumulated     comprehensive
                                    Shares        Amount     Paid  in  Capital     Deficit         income            Total
                                   --------      -------     -----------------     -----------     -------------     -------
Balance, March 31, 1998. . . . .   5,083,000   $19,351,000          --             $(15,480,000)  $ 153,000         $ 4,024,000
Issuance of shares (Note 3) -
     I-PAC acquisition . . . . .   4,848,000     1,939,000          --                       --          --           1,939,000
     NMT asset acquisition . . .     100,000       200,000          --                       --          --             200,000
Repurchase of shares (Notes 6
& 10)                                (117,000)   (114,000)          --                       --          --            (114,000)
Compensation expense . . . . . .          --            --      53,000                       --          --               53,000
Elimination of  foreign currency
  translation in connection with
  discontinued operations. . . .          --            --          --                       --    (153,000)            (153,000)
Net loss . . . . . . . . . . . .          --            --          --               (4,376,000)         --           (4,376,000)
                                  -----------  ------------  ----------             -------------  ----------         ------------
Balance, March 31, 1999. . . . .   9,914,000   $21,376,000   $  53,000              $(19,856,000)         --          $ 1,573,000
                                  -----------  ------------  ----------             ------------   ----------         ------------
Issuance of shares (Note 3) -
     NMT Royalties . . . . . . .     116,000        38,000          --                       --          --                38,000
     Stock issued IPAC purchase
       agreement . . . . . . . .      40,000        21,000          --                       --          --                21,000
     Stock Option Exercise . . .      40,000        13,000          --                       --          --                13,000
Compensation expense . . . . . .       4,000         1,000     113,000                       --          --               114,000
Net loss . . . . . . . . . . . .          --            --          --              (1,911,000)          --            (1,911,000)
                                  -----------  ------------  ----------           -------------   ----------           ------------
Balance, March 31, 2000. . . . .  10,114,000   $21,449,000   $ 166,000            $(21,767,000)          --           $  (152,000)
                                  -----------  ------------  ----------          -------------   ----------            ------------


    The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999




                                                                             2000           1999
                                                                         -------------  ------------
Cash flows from operating activities:
Net loss: . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,911,000)  $(4,376,000)
Net income (loss) from discontinued operations. . . . . . . . . . . . .       733,000    (1,682,000)
                                                                         -------------  ------------
Net loss from continuing operations . . . . . . . . . . . . . . . . . .    (2,644,000)   (2,694,000)
   Adjustments:
      Depreciation and amortization . . . . . . . . . . . . . . . . . .       506,000       281,000
      Amortization of goodwill. . . . . . . . . . . . . . . . . . . . .       126,000        96,000
      Provision for doubtful accounts . . . . . . . . . . . . . . . . .       292,000       292,000
      Provision for inventory . . . . . . . . . . . . . . . . . . . . .      (640,000)      686,000
      Options issued for compensation . . . . . . . . . . . . . . . . .        29,000        53,000

      Changes in assets and liabilities, net of assets acquired:
         Accounts receivable. . . . . . . . . . . . . . . . . . . . . .    (1,294,000)     (949,000)
         Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       111,000    (1,198,000)
         Prepaid expenses and current assets. . . . . . . . . . . . . .       (23,000)       74,000
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . .        53,000       (31,000)
         Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      (100,000)      787,000
         Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .       836,000       191,000
         Other long-term liabilities. . . . . . . . . . . . . . . . . .       380,000            --
                                                                         -------------  ------------
    Cash used in continuing operations. . . . . . . . . . . . . . . . .    (2,368,000)   (2,412,000)
    Cash provided by discontinued operations. . . . . . . . . . . . . .     1,988,000       676,000
                                                                         -------------  ------------
Cash  used in operations. . . . . . . . . . . . . . . . . . . . . . . .      (380,000)   (1,736,000)
                                                                         -------------  ------------

Cash flows from investing activities:
    Acquisition of property and equipment . . . . . . . . . . . . . . .      (259,000)     (456,000)
    Disposal  of land & building. . . . . . . . . . . . . . . . . . . .       651,000            --
    Cash used for the repurchase of stock . . . . . . . . . . . . . . .            --      (114,000)
    Costs of acquisitions . . . . . . . . . . . . . . . . . . . . . . .      (223,000)     (150,000)
                                                                         -------------  ------------
Cash provided by (used in) investing activities . . . . . . . . . . . .       169,000      (720,000)
                                                                         -------------  ------------

Cash flows from financing activities:
    Borrowings under credit facility and long-term debt . . . . . . . .    11,510,000     2,158,000
    Payments of credit facility and long-term debt. . . . . . . . . . .   (11,253,000)     (977,000)
    Cash received for the issuance of stock . . . . . . . . . . . . . .        13,000            --
    Acquisition of land and building held for sale. . . . . . . . . . .            --       (25,000)
                                                                         -------------  ------------
Cash provided by financing activities . . . . . . . . . . . . . . . . .       270,000     1,156,000
                                                                         -------------  ------------


Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . .  $     59,000   $(1,300,000)
Cash at beginning of year . . . . . . . . . . . . . . . . . . . . . . .        42,000     1,342,000
                                                                         -------------  ------------
Cash at end of year . . . . . . . . . . . . . . . . . . . . . . . . . .  $    101,000   $    42,000
                                                                         =============  ============

Supplemental disclosures of cash flow information:
     Cash paid for interest . . . . . . . . . . . . . . . . . . . . . .  $    458,000   $   292,000
     Cash paid for income taxes . . . . . . . . . . . . . . . . . . . .         1,000            --

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . .  $         --   $ 7,861,000
Assets acquired under capital lease . . . . . . . . . . . . . . . . . .  $  2,925,000   $        --
Cash paid for acquisition . . . . . . . . . . . . . . . . . . . . . . .  $         --   $   150,000
Capital lease obligation. . . . . . . . . . . . . . . . . . . . . . . .  $  2,925,000   $        --
Cost of acquisitions. . . . . . . . . . . . . . . . . . . . . . . . . .  $     84,000   $        --
Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . .  $         --   $ 5,572,000
Common stock issued . . . . . . . . . . . . . . . . . . . . . . . . . .  $     60,000   $ 2,139,000
Liabilities paid via common stock . . . . . . . . . . . . . . . . . . .  $     60,000   $        --
Options issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     84,000   $        --



    The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The consolidated financial statements include the financial statements of National Manufacturing Technologies, Inc. and its wholly owned subsidiaries (the consolidated entity referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS
--------

The Company is a value-added vertically integrated manufacturer of enclosed electronic systems and their various sub-assembly components supplying original equipment customers ("OEMs"). The Company also specializes in high-speed metal  stamping,  progressive  die  and  forming  operations.

GOODWILL
--------

Goodwill represents the excess of purchase price over the fair value of the net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over its estimated useful life of twenty years. During the fiscal year ended March 31, 2000 and 1999, the Company wrote-down the value of goodwill by approximately $0 and $911,000, respectively (see Note 4).

FOREIGN  CURRENCY  TRANSLATION
------------------------------

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

INVENTORIES
-----------

Inventories include material, labor and overhead valued at the lower of cost (first-in, first-out) or market, and consist of the following as of March 31, 2000. These amounts are net of reserves for excess and obsolete inventory of $107,000 against raw materials and $51,000 against finished goods:



Raw materials .  $  534,000
Work in process     606,000
Finished goods.     114,000
                 ----------
                 $1,254,000
                 ==========

REVENUE  RECOGNITION
--------------------

Revenues are recorded at the time of shipment of products or performance of services.

------
PROPERTY  AND  EQUIPMENT
------------------------

Substantially all property and equipment is manufacturing equipment and personal computers used in the Company's assembly, product development, sales and administrative activities. These items are stated at cost. Depreciation is provided over the estimated useful lives, typically three to ten years, using the straight-line method. Additionally, during fiscal year 2000, the Company entered into a capitalized lease for the property at 1958 Kellogg, Carlsbad, CA. The land and building are valued at the lesser of fair market value at the time of the purchase or the present value of future minimum lease payments. The amortization of assets under capitalized leases is provided over three to fifteen years and is included in depreciation and amortization expense. The value of the property and equipment on March 31, 2000 is as follows:




Land and building. . .  $2,925
Equipment. . . . . . .   2,482
Leasehold improvements      66
                        ------
                        $5,473
                        ======



LONG-LIVED  ASSETS
------------------

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

INCOME  TAXES
-------------

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

BASIC  AND  DILUTED  LOSS  PER  SHARE
-------------------------------------

In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board
("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 9,971,000 and 8,963,000 in fiscal years 2000 and 1999, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Options and warrants representing approximately 3,159,000 and 1,564,000 shares were excluded from the computations of net loss per common share for the years ended March 31, 2000 and 1999, respectively, as their effect is antidilutive.

STOCK  OPTIONS
--------------

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

CONCENTRATION  OF  CREDIT  RISK  AND  SIGNIFICANT  CUSTOMERS
------------------------------------------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Receivables are primarily from large manufacturers for whom the Company performs manufacturing services. The Company grants unsecured trade credits to its customers and performs ongoing credit evaluations of its customers' financial conditions. One customer in the Electronic Manufacturing Services Group accounted for 27.8% of total revenues; this same customer represented approximately 36.8% of total accounts receivable as of March 31, 2000. Two other customers represented approximately 9.5% and 8.5%, respectively, of total revenues for fiscal year 2000. Four customers accounted for 18.8%, 14.2%, 13.8% and 11.3%, respectively, of the Company's total revenue for fiscal year 1999. No other customer accounted for more than 10% of the Company's total revenue or accounts receivable during the years presented.

PRODUCT  WARRANTY  COSTS
------------------------

The products sold by the discontinued operations of Photomatrix Imaging, provided product warranties covering products it manufactured for its customers as part of its standard sales agreement. The warranties covered the repair costs associated with hardware defects and ranged in term from 90 days to one year from date of sale. The Company accrued for warranty costs at the time of sale.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the fair values be disclosed for the Company's financial instruments. The carrying amount of cash, accounts receivable, accounts payable, accrued liabilities, and credit facility approximate their fair values because of the short-term nature of these instruments. The carrying amounts reported for notes payable and other non-current liabilities approximate fair value because the underlying instruments bear interest at rates that are comparable to rates available to the Company for similar debt instruments.

USE  OF  ESTIMATES
------------------

Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates made for the year ended March 31, 1999 included provisions for the disposition of discontinued operations. Actual amounts necessary were less than expected thus the Company recognized $733,000 of income from discontinued operations in fiscal year 2000.

COMPREHENSIVE  INCOME  (LOSS)
-----------------------------

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

REPORTABLE  SEGMENTS
--------------------

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public business enterprises to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. All prior period data presented has been restated to conform to the provisions of SFAS 131. The
Company has determined that it operates two reportable segments: electronic manufacturing services and metal manufacturing services.

NEW  ACCOUNTING  PRONOUNCEMENT
------------------------------

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

2.  GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, the effects of which, raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company has negative shareholders equity, indicating that the Company does not have sufficient assets to cover its outstanding liabilities.

The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 8, in June 1999, the Company retired all outstanding debt with its bank and entered into a new $1,500,000 credit facility with another financial institution. The new line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4 % per annum and carries a minimum monthly payment of $6,000 (see Note 8). This line of credit was increased in December 1999 to $2.9 million. It was increased again in June 2000 to $3.9 million.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company is concentrating on increasing sales and increasing gross margins. In the current year ended March 31, 2000 consolidated revenues increased by 93.2% or $4,668,000. Gross profit margins increased from 14.7% in fiscal year 1999 to 29.6% in fiscal year 2000. However, there can be no assurance as to the Company's success in these regards. During this same time period, consolidated SG&A expenses for the year ended March 31, 2000 increased $2,148,000 or 68.1% to approximately $5,302,000 from $3,154,000 for the year ended March 31, 1999. The increase is mainly due to the inclusion of one full year of SG&A expenses for the MMS group as compared to only three and one half months of SG&A expenses in the year ended March 31, 1999.

3.  ACQUISITIONS

NMT  DE  MEXICO  (TECNOLOGIAS  NACIONALES  MANUFACTURERAS  DE  MEXICO)
----------------------------------------------------------------------

On September 17, 1999, the Company entered into an Asset Purchase Agreement with Mirror USA and Espejomex, S.A. DE C.V. to acquire certain assets in Tijuana, Mexico which will be used by the Company's newly-created subsidiary, Tecnologias Nacionales Manufactureras de Mexico. On August 25, 1999 Tecnologias Nacionales Manufactureras de Mexico executed a lease of a 18,000 square foot manufacturing facility located approximately five miles from the Otay Mesa border crossing in Tijuana. The asset acquisition was a cash purchase for approximately $27,000. The 3-year lease agreement calls for monthly lease payments of $4,500 for the first four months, $5,700 until August 2000, $5,900 until August 2001 and $6,000 until August 2002.

I-PAC  MANUFACTURING,  INC.
---------------------------

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

If any performance milestones are met, the issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of the Company's outstanding options and warrants will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. On December 30, 1999, Roy Gayhart former Chief Financial Officer of National Manufacturing Technologies, Inc., exercised a stock option grant for the purchase of 40,000 shares of the Company's common stock. Per the terms of the Merger this stock option exercise triggered the issuance of additional 40,000 shares to the I-PAC Shareholders (the I-PAC Shareholders are Patrick W. Moore, the Company's Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, James P. Hill, a director and major shareholder and Michael Moore, a director), allocated among them in proportion to their ownership of I-PAC shares as of the closing date of the Merger. This issuance was ratified by the Board of Directors Compensation Committee on January 7, 2000. As of June 30, 2000, a total of 221,654 shares have been issued to the former I-PAC shareholders in relation to the exercise of pre-merger stock options. The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of The Company's outstanding options and warrants will be treated in accordance with APB 16, in that any additional shares will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The $2,200,000 excess of the purchase price over the fair value of I-PAC's net assets is amortized over a twenty year period. As of August 1, 2000, the Company is currently reviewing, but has not yet made a determination as to whether any performance milestones have been achieved


If the I-PAC transaction had been consummated at the beginning of the fiscal year 1999, the Company's consolidated revenues, net income (loss) and net income
(loss)  per  share  for  the  year  ended  March  31,  1999  would  have  been:



                                                                         1999
                                                                  ------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,508,000
Net loss from continuing operations. . . . . . . . . . . . . . .  $(4,786,000)
Net loss per share from continuing operations, basic and diluted  $     (0.53)


These pro forma results may not be indicative of the results of operations that would have been reported if the transaction had occurred as of these dates, or which may be reported in the future.

NATIONAL  METAL  TECHNOLOGIES,  INC.
------------------------------------

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

Under the terms of the agreement, NMT will pay a total of $500,000, comprised of a down payment of $150,000 satisfied by the issuance of 75,000 shares of The Company's common stock and a five year note in the amount of $350,000, for the purchase of GIW's customer list, supplier registrations, contract backlog, proprietary trade data, rights to hire employees and general intangibles of GIW. Future note payments may be made in a combination of The Company's stock and cash at the election of the parties. In addition, NMT agreed to enter into a capital lease of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease will be satisfied with the issuance of 25,000 shares of the Company's common stock. As the capital lease was a condition of the acquisition, the Company has recorded the assets held under the capital lease at their estimated fair value of $943,000 and the related bargain purchase obligation of $490,000 as part of the net assets acquired. The Company exercised its option to purchase this equipment on December 1, 1999 and now is obligated, to GIW, under a four year note in the amount of $490,000 which bears interest at 8%

The Company agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for the 100,000 initial shares issued. This stock price guaranty would total an additional amount of approximately $50,000 as of March 31, 2000, based on the Company's current stock price.

National Metal Technologies also entered into a fifteen year lease of the 80,000 square foot facility housing the metal stamping operation, under terms that provide rent abatements for the first three years of the facility lease. NMT also agreed to purchase GIW's accounts receivable and usable inventory, and pay certain royalties (1.75% of sales to existing customers) over a three-year period. All royalties are payable in common stock or cash, at the Company's election. As of March 31, 2000, a total of 116,000 shares of common stock had been issued to GIW for the first 12 months of royalty payments. On March 5, 2000, the agreement with GIW was modified so that all future royalty payments are to be payable in cash. The $148,000 excess of the purchase price over the fair value of NMT's net assets acquired is being amortized over twenty years.

I-PAC  PRECISION  MACHINING
---------------------------

On November 27, 1998, the Company entered into an agreement to acquire certain assets and the business operations of Amcraft, Inc., a precision metal machining company located in Carlsbad, California. The new operation has been incorporated as I-PAC Precision Machining, Inc. ("Precision Machining")

The Company acquired the business assets of Amcraft out of an assignment for the benefit of creditors proceeding. Under the terms of the purchase, the Company paid a total of $20,000 for the purchase of work-in-process inventory, miscellaneous equipment, customer list and backlog, rights to hire employees and the business name of Amcraft. The Company also entered into leases of approximately $450,000 primarily of CNC precision machining equipment, which had previously been used by Amcraft. In addition, the Company leased the 10,000 square foot facility previously occupied by the Amcraft operations through April of 1999, at which time the precision metal machining operation was relocated to the newly acquired NMT facility located in Oceanside, California. The $163,000 excess of the purchase price over the fair market value of Amcraft's net assets is being amortized over twenty years.

PHRX  REP  CO
-------------

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

The acquisition included all contracts with MGM's principals, its customer list, all physical assets, and the MGM trade name. MGM retained existing liabilities and released its sales personnel to the Company, and MGM's shareholders executed non-compete agreements with respect to the sales rep business. The purchase price of the transaction will be determined primarily on an earn-out basis by a declining percentage (75% in the first year, 50% in the second year and 35% in the final year following the closing date) of the commissions earned over a three-year period by MGM on sales involving its existing principals and customers as of the time of the acquisition. The Company has recorded approximately $166,000 as excess of the purchase price over the fair value of the acquired net assets related to these earn-out accruals. No payments will be due to MGM for principals or customer accounts added after the closing date. In addition, the Company forgave approximately $18,000 of amounts due from MGM as of the closing date.

Consistent with the provisions of the Photomatrix/I-PAC merger agreement, this related party transaction was reviewed and approved by the outside directors on the Audit Committee of the Company's Board of Directors.


4.  DIVESTITURE  AND  DISCONTINUATION

PHOTOMATRIX  IMAGING,  INC.  AND  PHOTOMATRIX,  LTD.
----------------------------------------------------

On March 2, 1999, the Company approved a plan to sell certain product rights, assets and liabilities of Photomatrix Imaging, Inc. ("Imaging") and its wholly owned subsidiary, Photomatrix, Ltd. ("Ltd."). On June 21, 1999, the Company completed the transaction whereby it sold product rights and certain assets of its document scanner operations to Scan-Optics, Inc. Under the terms of the agreement, Scan-Optics paid the Company approximately $1,890,000 in cash and agreed to pay an additional $210,000 to acquire all receivables, inventory and certain equipment, as well as assume nearly $2 million of current and future liabilities of Imaging and Ltd. Scan-Optics also assumed lease commitments associated with the Company's engineering facilities located in Chandler, Arizona, as well as its facilities in Great Britain. In addition, Scan-Optics agreed to pay certain royalties, not to exceed $250,000 over a three-year period and also enter into a transition agreement and a five-year manufacturing agreement, under which the Company would continue to manufacture document scanners and document scanner parts for Scan-Optics. Proceeds from this sale were used to reduce short-term debt and provide working capital to the Company. The purchase price was subject to adjustment based upon certain additional due diligence to be completed by Scan-Optics within ninety days. There was no subsequent adjustment.

Current and prior period balances have been reclassified to present Imaging and Ltd. as a discontinued operation. Revenues related to discontinued operations totaled $0, $6,274,000 and $8,595,000 for the years ended March 31, 2000, 1999 and 1998, respectively. During the year ended March 31, 2000, the Company recorded a gain of $668,000 from discontinued scanner operations. This income is comprised of $450,000 of inventory reserves that were not required, $145,000 of accruals for estimated losses that were not required, and $73,000 of reserves for accounts receivable that were not required. During the year ended March 31, 1999, the Company recorded a write-off of intangible assets related to its scanner operations in the approximate amount of $1,016,000, comprised of $44,000 related to capitalized software, $61,000 related to software development and $911,000 related to goodwill. This write-off has been included in the loss on disposal of discontinued operation in the accompanying consolidated statement of operations for the year ended March 31, 1999.

LEXIA  SYSTEMS,  INC.
---------------------

In December 1996, the Board of Directors of the Company approved a plan to discontinue the operations of Lexia Systems, Inc. ("Lexia"). The operations of Lexia were shut down on September 30, 1998. Approximately $250,000 of reserves for discontinued operating losses was not required, resulting in income from discontinued operations in fiscal year 1999. Lexia has entered into a settlement with a vendor, Fujitsu Computers Ltd. ("Fujitsu") regarding its disagreements over outstanding claims. Lexia had carried on its books accounts payable claims by Fujitsu in the amount of $341,000. Lexia has disputed these liabilities. Lexia agreed to pay Fujitsu $200,000 over an eight month period as payment in full of all outstanding claims against Lexia, resulting in an additional $141,000 of income from discontinued operations for the fiscal year 1999. Lexia also carries on its books accounts payable and unpaid rent claims by ICL, a sister company of Fujitsu, in the amount of $457,000. Lexia disputes any liability with respect to ICL in light of its own offsetting claims and defenses. There is no assurance that Lexia will be successful in prevailing in its position with regard to the outstanding claims previously made by ICL. During the year ended March 31, 2000 approximately $65,000 of other income for the Lexia discontinued operation was recognized from accrued accounts payable that were no longer required.

5.  SEGMENT  INFORMATION

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




(000's omitted). . . . . . . . . .     2000      1999
                                    --------  --------
REVENUE:
              Electronic Services.  $ 6,736   $ 3,886
              Metal Services . . .    2,941     1,062
              Other. . . . . . . .        0        61
                                    --------  --------
              Total. . . . . . . .  $ 9,677   $ 5,009
                                    ========  ========

SEGMENT OPERATING PROFIT (LOSS):
              Electronic Services.  $  (880)  $(1,339)
              Metal Services . . .   (1,763)     (380)
              Other. . . . . . . .        0      (695)
                                    --------  --------
              Total. . . . . . . .  $(2,643)  $(2,414)
                                    ========  ========

DEPRECIATION AND AMORTIZATION:
              Electronic Services.  $   316   $   172
              Metal Services . . .      158        49
              Other. . . . . . . .      158         2
                                    --------  --------
              Total. . . . . . . .  $   632   $   223
                                    ========  ========

CAPITAL EXPENDITURES:
              Electronic Services.  $    38   $ 3,603
              Metal Services . . .      209     1,210
              Other. . . . . . . .       12         2
                                    --------  --------
              Total. . . . . . . .  $   259   $ 4,815
                                    ========  ========

ASSETS:
              Electronic Services.  $ 6,315   $ 5,295
              Metal Services . . .    2,125     2,187
              Other. . . . . . . .    2,419     1,872
                                    --------  --------
              Total. . . . . . . .  $10,859   $ 9,354
                                    ========  ========
INTEREST EXPENSE
              Electronic Services.  $   366   $   192
              Metal Services . . .       26         0
              Other. . . . . . . .       66       100
                                    --------  --------
              Total. . . . . . . .  $   458   $   292
                                    ========  ========



6.  SHAREHOLDERS'  EQUITY

The Company has three existing common stock option plans under which an aggregate of 2,162,500 shares of the Company's common stock may be issued to officers, directors and employees of the Company and its subsidiaries through qualified incentive stock options or non-qualified stock options. The Company has a fourth plan, which expired in fiscal 1994 with no options still outstanding. Under the terms of the existing plans, incentive stock options are granted at an exercise price which is not less than the fair market value of the Company's common stock at the date of grant; non-qualified options are granted at not less than 85% of the fair value at the date of grant. Options are exercisable within the period and in the increments as determined by the Company's Board of Directors or Compensation Committee appointed by the Board of Directors.

At March 31, 2000, there were 509,957 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $0.33 and $0.36, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 0.0%, volatility of 106.8%, risk-free interest rate of 6.0%, and an expected life of 10 years; 1999
- expected dividend yield 0.0%, volatility of 84.3%, risk-free interest rate of 6.0%, and an expected life of 7 years.

The Company applied APB Opinion No. 25 in accounting for its Plans and, accordingly, no employee compensation cost has been recognized for its stock options in the consolidated financial statements. During 2000, the Company recognized approximately $114,000 of compensation expense for options issued to non-employees. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:






                                    2000          1999
                             ------------  ------------
Net loss, as reported . . .  $(1,911,000)  $(4,376,000)
Pro forma net loss. . . . .  $(2,148,000)  $(4,524,000)
Loss per share, as reported  $     (0.19)  $     (0.49)
Pro forma loss per share. .  $     (0.22)  $     (0.50)




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

Additional  information  with  respect  to  the options under the plans follows:




                                       SHARES    RANGE OF EXERCISE PRICE
                                     ----------  ------------------------
Options outstanding March 31, 1998.    778,333   $            0.18 - 0.47
 Options granted. . . . . . . . . .    502,496   $            0.31 - 1.03
 Options canceled . . . . . . . . .    (45,000)  $            0.38 - 0.75
                                     ----------  ------------------------
Options outstanding, March 31, 1999  1,235,829   $            0.18 - 1.03
                                     ----------  ------------------------
 Options granted. . . . . . . . . .  1,430,044   $            0.19 - 0.66
 Options canceled/expired . . . . .   (973,330)  $            0.18 - 0.81
 Options exercised. . . . . . . . .    (40,000)  $                   0.34
                                     ----------  ------------------------
Options outstanding, March 31, 2000  1,652,543   $            0.18 - 0.94
                                     ----------  ------------------------
Options exercisable, March 31, 2000    795,043   $            0.25 - 0.94
                                     ==========  ========================



In addition, the Company granted options for an additional 307,882 shares to two officers in 1999. These options, which were not covered under any of the Company's stock option plans, vested upon grant and carried an exercise price of $0.49. In the fiscal year ended March 31, 2000, one officer was granted a fully vested option to purchase 166,667 shares at an exercise price of $0.45. Prior to the cessation of their relationships with the Company, two now former directors were granted an extension to exercise stock option grants for 181,667 shares, with a range of exercise price of $0.38 to $0.69, two now former officers were granted an extension to exercise stock option grants for 476,667 shares, with a range of exercise price of $0.18 to $0.81, and six now former employees of the Photomatrix Imaging division were granted an extension to exercise stock option grants for 139,999 with a range of exercise price of $0.31 to $0.38. In 1993, the Company granted two options for 21,264 shares with an exercise price of $2.16 in connection with the Xscribe - Photomatrix merger. As of March 31, 2000, the Company has 2,946,688 options outstanding with a weighted average exercise price of $0.42 per share and a weighted average remaining contractual life of 6.8 years.


At the beginning of fiscal year 2000, the Company had 1,564,475 options outstanding with a weighted average exercise price of $0.48 per share. During the fiscal year ended March 31, 2000, the Company granted 2,395,043 options with a weighted average exercise price of $0.39 per share; 40,000 options were exercised with a weighted average exercise price of $0.34 per share; 50,000 options expired with a weighted average exercise price of $0.40 per share, and 923,330 were cancelled with a weighted average exercise price of $0.45 per share.

In addition to the options described above, the Company had outstanding warrants and other options to acquire common shares as of March 31, 2000 as follows:



SHARES  EXERCISE PRICE   EXPIRATION
------  ---------------  -------------
75,000  $          0.44  April, 2002
87,500  $          0.75  April, 2001
50,000  $          0.40  January, 2005



The Company is authorized to issue 3,173,000 shares of its preferred stock. No preferred shares were outstanding as of March 31, 2000.

As discussed in Note 10, during the year ended March 31, 1999, the Company purchased approximately 117,000 shares of the its common stock on the open market on behalf of the National Manufacturing Technologies, Inc Employee Stock Purchase Plan and recorded approximately $114,000 as a repurchase of common stock in fiscal year 1999. These shares were retired.

NASDAQ had advised the Company on November 10, 1998, that it was not in compliance with the minimum bid price requirement and that the Company was being afforded a ninety day grace period, until February 10, 1999, to remedy this deficiency or be de-listed from the NASDAQ SmallCap Stock Market. The Company was unable to comply with the bid price requirement within the grace period. At a formal hearing with NASDAQ on April 16, 1999, the Company requested an extension period, during which time it could comply with the minimum bid requirement. NASDAQ denied the Company's request for such an extension. On July 8, 1999, the Company received written notification from NASDAQ that its securities would be de-listed from the NASDAQ SmallCap Market effective the end of trading on July 8, 1999. Effective July 9, 1999, the Company began trading on the Over-the-Counter Bulletin Board under the symbol "PHRX". On September 23, 1999, the shareholder's approved a Company name change from Photomatrix, Inc., to National Manufacturing Technologies, Inc., and on October 1, 1999, the Company's trading symbol changed from "PHRX" to "NMFG".

7.  RELATED  PARTY  TRANSACTIONS

In connection with the acquisition of PMX, Photomatrix restructured outstanding indebtedness to members and affiliates of the Wyly family into non-negotiable seven-year term notes bearing interest at the rate of 8 percent per annum. The total principal amount of the notes payable to members of the Wyly family and their affiliates as of March 31, 2000 was $240,000. Interest and principal payments totaling $16,000 are due monthly.

During the year ended March 31, 2000 the company recorded approximately $53,000 of goodwill related to earn out accruals from the July 1, 1998 acquisition of MGM Techrep, Inc., (a company previously owned by Patrick W. Moore, National Manufacturing Technologies' Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, and James P. Hill, a Director and major shareholder) as compared to $112,000 in the year ended March 31, 1999. During the year ended March 31, 2000 the company paid approximately $33,000 of these earn out accruals as compared to $65,000 during the year ended March 31, 1999. At March 31, 2000 the company had approximately $6,000 in earn out payments due to MGM.

During the year ended March 31, 2000 the company paid approximately $70,000 to Sullivan, Hill, Lewin, Rez, Engle and LaBazzo, ("SHLRE") a law firm in which
James P. Hill, a director and major shareholder, is a partner, as compared to $139,000 during the year ended March 31, 1999. The company also entered into an agreement with R. P. Hill and Lucy Hill, James P. Hill's parents, to pay them approximately $2,300 per month in exchange for them posting a letter of credit in the amount of $275,000 which guarantees the capitalized lease payment on the 1958 Kellogg facility. The interest represents a rate of 10% per annum of the face value of the letter of credit. The letter of credit was posted to release a $275,000 deposit on February 01, 2000. The letter of credit terminates on June 30, 2003 and the final interest payment is due on July 2, 2003. In addition to interest payments a warrant to purchase 50,000 shares at $0.40 per share was granted to the Hills. The warrants expire January 31, 2005.

On July 20, 1999, the Company entered into an independent contracting agreement with William L. Grivas, Sr., a major shareholder, whereby Mr. Grivas would represent the Company in connection with selling or bartering certain inventory and negotiating settlements of certain of the Company's liabilities, and the provision of other technical and support services. The agreement, expired on or before September 20, 1999 and required the Company to pay Mr. Grivas $2,884 per week. On October 1, 1999, the Company entered into a new independent contracting agreement with William L. Grivas, Sr., a major shareholder, whereby Mr. Grivas would represent the Company in connection with selling or bartering certain inventory and negotiating settlements of certain of the Company's liabilities. The agreement, expires on September 30, 2002 and may be extended for twelve months. Under this and the prior consulting agreements, Mr. Grivas was paid $111,000 during the year ended March 31, 2000 and was granted a stock option for the purchase of 101,044 shares of the Company's common stock at an exercise price of $0.2969. The Company recognized non-cash expense of approximately $29,000 for this stock option grant. A balance of $13,000 was accrued and due to Mr. Grivas at March 31, 2000. The Board of Directors approved these agreements.

Grivas, Moore and Hill were each awarded a bonus by the Compensation Committee payable on March 31, 2000, for $50,000 cash or a stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $0.2969, at the grantees election. Grivas, Moore and Hill elected the granting of a stock option. The Company recognized approximately $84,000 of goodwill for these stock option grants. This bonus was awarded for work Grivas, Moore and Hill did in connection with the precision machining and metal stamping acquisitions.

The former shareholders of I-PAC currently own interests in several entities with which I-PAC has done business. During the year ended March 31, 1999, the Company recorded a write-off of approximately $25,000 of inventory specifically manufactured for companies which are owned at least in part by or otherwise associated with the brother of William L. Grivas, who was the Chairman of the Company through January 18, 1999 and who is a major shareholder of the Company. In addition, the Company also recorded approximately $20,000 of additional allowance for doubtful accounts for uncollectible related party accounts receivable from such companies and from a company owned by Mr. Grivas, during the quarter ended December 31, 1998. The inventory and receivables were acquired by the Company as a result of its acquisition of I-PAC. The Company has therefore recorded the additional bad debt reserves and inventory write-off as an increase to goodwill related to the purchase of I-PAC.

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

As mentioned in Note 8 to the consolidated financial statements, certain shareholders of the Company have guaranteed approximately $2,023,000 of the Company's debt at March 31, 1999. This debt was retired in June 1999. Prior to the merger, I-PAC guaranteed approximately $113,000 of debt of the same shareholders. This guarantee continued after the merger, and remains in effect.

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


8.  CREDIT  FACILITY  AND  DEBT

On June 18, 1999, the Company entered into a $1,500,000 credit facility with its primary lender that included a $1,200,000 A/R line of credit and a $300,000 term loan. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). In December 1999, the A/R line was increased to $2,000,000, and two inventory lines for $650,000 were added to the existing line. Outstanding borrowings are collateralized by primarily all of the Company's assets. Total borrowings under the metal inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement). Total borrowings under the electronics inventory is limited to the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The line of credit expires on June 30, 2001. The balance outstanding as of July 31, 2000 was $2,355,000 on the A/R line, $288,000 on the term loan, and $417,000 on the inventory lines. The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum and carries a minimum monthly payment of $6,000.

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

The Company has issued two notes in the aggregate amount of $2,023,000, which are collateralized by trust deeds on the Company's real property located in Carlsbad, California. The repayment of these notes was guaranteed by certain major shareholders of the Company and the Small Business Administration. These notes were payable in aggregate monthly installments of approximately $18,000, including interest ranging from 7.5% to 9.5%. In June, 1999, the Company retired this debt (Note 7).

Long-term  debt  includes  the  following:




                                       MARCH 31, 2000   MARCH 31, 1999
                                       ---------------  ---------------
8 % note, collateralized by equipment  $       350,000  $       350,000
8 % note, collateralized by equipment          490,000               --
Other equipment note. . . . . . . . .          255,000               --
Capitalized leases. . . . . . . . . .        2,977,000          773,000
Other notes . . . . . . . . . . . . .           38,000           44,000
                                       ---------------  ---------------
                                             4,110,000        1,167,000
Less current portion. . . . . . . . .          547,000          158,000
                                       ---------------  ---------------
Long-term portion . . . . . . . . . .  $     3,563,000  $     1,009,000
                                       ===============  ===============



In December 1998, NMT became obligated under a five-year note, payable to GIW, in the amount of $350,000, bearing interest at 8%. Future note payments may be made in a combination of National Manufacturing Technologies stock and cash at the election of the parties. In addition, NMT entered into a capital lease for the purchase of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease were satisfied with the issuance of 25,000 shares of National Manufacturing Technologies common stock valued at $2.00 per share. National Manufacturing Technologies agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for these initial shares issued for the first year's payments on the note and the equipment lease. The Company exercised its option to purchase this equipment on December 1, 1999 and now is obligated, to GIW, under a four year note in the amount of $490,000 which bears interest at 8%. The Company has an equipment note due to its primary lender with a balance of $255,000 as of March 31, 2000. This note bears interest at the bank's prime rate plus 4% per annum. and matures on July 8, 2001.

On June 3, 1999, the Company entered into a sale-and-leaseback transaction of its Carlsbad facility for $2,925,000. Under the terms of the Purchase and Sale Agreement between Cabot Industrial Properties, L. P. ("Cabot") and the Company, Cabot acquired all buildings, building improvements and land located at 1958 Kellogg Avenue, Carlsbad, California. The proceeds from the sale were used to retire mortgage debt and pay down a portion of the outstanding balance under the Company's line of credit. In a separate lease agreement, the Company agreed to lease the Carlsbad facility under a fifteen-year capital lease with Cabot, starting out at a monthly rental of approximately $25,000. The sale resulted in a gain of approximately $240,000, which will be amortized to income over the 15-year life of the lease. Future minimum lease commitments of capitalized leases are as follows:




2001 . . . . . . . . . . .  $  442,000
2002 . . . . . . . . . . .     329,000
2003 . . . . . . . . . . .     328,000
2004 . . . . . . . . . . .     338,000
2005 . . . . . . . . . . .     348,000
Thereafter . . . . . . . .   3,718,000
                             5,503,000
                            ----------
Less interest. . . . . . .   2,526,000
Net minimum lease payments  $2,977,000
                            ==========

The Company also has certain equipment notes in the aggregate amount of $38,000 with interest rates varying between 8% and 26.6% with final payments due between 2000 and 2002. These notes are collateralized by equipment, calling for minimum monthly payments aggregating approximately $13,000 per month.

The aggregate maturities for long-term debt of continuing operations including capital leases at March 31, 2000 are summarized as follows:





YEAR ENDING MARCH 31,
---------------------
2001. . . . . . . . .  $  547,000
2002. . . . . . . . .     452,000
2003. . . . . . . . .     279,000
2004. . . . . . . . .     247,000
2005. . . . . . . . .     117,000
Thereafter. . . . . .   2,468,000
                       ----------
Total . . . . . . . .  $4,110,000
                       ==========



The Company is also obligated under a series of notes payable totaling $240,000 as of March 31, 2000. These notes, which are included in net assets of discontinued operations, bear interest at a rate of 8% per annum and mature in April 2000. Interest and principal payments totaling $16,000 are due monthly. Since October 1998, the Company made two payments on these notes in July 1999 and August 1999.

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

9.  INCOME  TAXES

The  components  of  loss  before  income  taxes  are  as  follows:






                                        2000          1999
                                 ------------  ------------
LOSS BEFORE INCOME TAXES
U.S. continuing operations. . .  $(2,644,000)  $(2,694,000)
U.S. discontinued operations. .      369,000    (1,696,000)
Foreign discontinued operations      364,000        14,000
                                 ------------  ------------
                                 $(1,911,000)  $(4,376,000)
                                 ============  ============



RECONCILIATION  STATUTORY  TO  EFFECTIVE  RATES

A reconciliation from the federal income tax provision computed at the statutory rate to the actual provision for taxes on loss from continuing operations for fiscal year 2000 and 1999 is as follows:


                                                                                2000         1999
                                                                             ----------  ------------
Tax at statutory federal tax rate . . . . . . . . . . . . . . . . . . . . .  $(900,000)  $(1,521,000)
State income taxes (net of federal benefit) . . . . . . . . . . . . . . . .     10,000         9,000
Federal impact on continuing operations from change in valuation allowance.    890,000     1,512,000
                                                                             ----------  ------------
                                                                             $      --   $        --
                                                                             ==========  ============



DEFERRED  TAX  ASSETS/LIABILITIES

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The significant components of the deferred income tax assets and deferred income tax liabilities as of March 31, 2000 are as follows:



                                                               2000
                                                        ------------
Deferred tax assets:
Tax operating loss carryforward. . . . . . . . . . . .  $ 7,431,000
Inventory and other reserves . . . . . . . . . . . . .      145,000
Capital lease obligation . . . . . . . . . . . . . . .      976,000
                                                        ------------
                                                          8,552,000
Less valuation allowance . . . . . . . . . . . . . . .   (6,949,000)
                                                        ------------
                                                        $ 1,603,000
                                                        ------------
Deferred tax liabilities:
Book basis of intangible assets greater than tax basis  $  (160,000)
Book basis of fixed assets greater than tax basis. . .   (1,443,000)
                                                        ------------
                                                        $(1,603,000)
                                                        ------------
Net deferred tax asset . . . . . . . . . . . . . . . .  $         -
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

As of March 31, 2000, the Company has available for federal income tax purposes a net operating loss ("NOL") carryforward of approximately $21,800,000 which can offset future consolidated taxable income and which began to expire in fiscal year 2000. The utilization of this NOL may be subject to an annual limitation under Section 382 of the Internal Revenue Code.

10.  EMPLOYEE  BENEFIT  PLANS

The Company maintains defined contribution savings and investment plans for the benefit of all full-time employees. The Company's expense related to the plans was $14,400 and $55,000 in 2000 and 1999, respectively. The Company has no significant post-employment or post-retirement obligations.

On June 5, 1998, the Board of Directors authorized the National Manufacturing Technologies Employee Stock Purchase Plan (the "Purchase Plan") and authorized the purchase of up to $250,000 of National Manufacturing Technologies common stock for the Purchase Plan on the open market. The purpose of the Purchase Plan is to serve as an incentive to and to encourage stock ownership by eligible employees of the Company so that they may acquire or increase their proprietary interest in the success of the Company and to encourage them to remain in the service of the Company.

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

A total of 750,000 shares of stock are available for purchase under the Purchase Plan, subject to adjustment for various changes in the capitalization of the Company. As of March 31, 2000, there were no shares issued for the Purchase Plan. The Company has recorded approximately $114,000 as a repurchase of common stock in fiscal year 1999.

11.  COMMITMENTS  AND  CONTINGENCIES

OPERATING  LEASES
-----------------

The Company's operations in Oceanside, CA and Tijuana, Mexico are conducted in facilities that are occupied under operating leases. The leases require payment of taxes, maintenance expenses and insurance. Rental expense for continuing operations (net of rental income under sublease of $65,000 and $17,000 in 2000 and 1999, respectively) incurred under operating leases (including leases which have expired) was $575,000 and $157,000, in fiscal year 2000 and 1999, respectively.

Future  minimum  lease  commitments  as  of  March  31,  2000,  are  as follows:


2001. . . .    724,000
2002. . . .    721,000
2003. . . .    720,000
2004. . . .    700,000
2005. . . .    691,000
Thereafter.  6,946,000
             ---------
            10,502,000
            ==========




In June 1998, the Company moved its corporate headquarters in Carlsbad, assigned the lease of its former principal operating facility, and provided the lessor with a guarantee of the lease through its expiration in September 2002.

Legal  Proceedings
------------------

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

The Company has indemnified Stenograph Corporation in connection with a product liability case pending in the Nineteenth Judicial District, East Baton Rouge Parish, in which Stenograph is a defendant (Brown v. Stenograph et al). The Company has tendered this claim to its insurance carrier, St. Paul Fire ("St. Paul"). St. Paul has assumed the Company's defense. The insurance carriers have prevailed in all similar judgments rendered to date. It may take several years before this litigation is ultimately resolved. The Company believes that this remaining case is without merit and further believes that if any liability results from these claims, the liability (excluding punitive damages, if any) will be covered by its insurance policies.

EMPLOYMENT  AGREEMENTS
----------------------

The Company's Chief Executive Officer ("CEO") is employed under an employment agreement that expires on September 30, 2004. The Company's former President was employed under an employment agreement, which expired on July 31, 1999. The former President resigned as an officer on June 21, 1999 and his employment terminated on July 31, 1999. The CFO's employment terminated on September 30, 1999. If the CEO's employment is terminated by the Company without cause prior to the end of his term, then he will be entitled to receive his base salary, stock option vesting and health insurance benefits for the remainder of the term.

OFFICERS  SEVERANCE  POLICY
---------------------------

In 1988, the Company's Board of Directors adopted an Officers Severance Policy that was modified in November 1990, February 1997 and in April 1999. Under the policy, the former President began receiving twelve weeks' compensation beginning August 1, 1999 and the former CFO began receiving eight weeks compensation beginning October 1, 1999. In addition, the CEO is to receive twenty-nine weeks' compensation upon termination of employment by the Company, in addition to amounts due him under his employment contract.

DIVIDEND  RESTRICTION
---------------------

Pursuant to state laws, the Company may be restricted from paying dividends to its stockholders as a result of its accumulated deficit as of March 31, 2000.

12.  CORPORATE  NAME  CHANGE

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

13.  FOURTH  QUARTER  ADJUSTMENTS

In the fourth quarter of fiscal year 2000, an adjustment was made to the accounting treatment on the lease on the building at 1958 Kellogg Avenue, Carlsbad, CA (see Note 8). The lease had been treated as an operating lease since its inception, June 1999. Upon review of the transaction in the course of the preparation of the included financial statements for fiscal year 2000, it was determined that the lease should be treated as a capitalized lease for accounting purposes. This resulted in recording a $2,925,000 capital lease and associated capital lease obligations.

14.  SUBSEQUENT  EVENTS

In July 2000, the Company began negotiating the re-scheduling of the next four quarterly payments due under five and four year notes payable to GIW, as well as modification to the royalty payment for the next two semi-annual royalty periods. GIW agreed that if the next note payments due in October were accelerated to August 2000, the following three quarterly payments would be re-scheduled to the end of the current payment schedule and will accrue 8% interest from the original payment date to the new re-scheduled payment date. In addition, the next royalty payment due December 30, 2000, would be payable in stock in accordance with the original terms of the agreement and the payment due June 30, 2001 could be payable in cash or stock at the Company's election. Royalty payments thereafter will return to be paid in cash only, in accordance with the amendment to the agreement reached in March 2000. GIW also agreed to take a subordinate position on the equipment acquired at the time of the original transaction with GIW and in return the Company granted GIW a Warrant to purchase 50,000 shares of common stock at an exercise price of $1.4375 or at a price to be adjusted at exercise if the stock price is not $2.00 at July 6, 2002.

Subsequent to the end of fiscal year 2000, current and former employees exercised stock options to purchase a total of 244,164 shares of the Company's common stock. These exercises in the first quarter of fiscal year 2001, provided $86,584 in cash to the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2000.

                                     NATIONAL MANUFACTURING  TECHNOLOGIES,  INC.
                                     By /s/  Patrick  W.  Moore
                                        -----------------------
                                             Patrick  W.  Moore
                                               Chief  Executive
                                            Officer,  President
                                  and  Chairman  of  the  Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick W. Moore and Larry A. Naritelli, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to the Report on Form 10-KSB and file the same with the exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or a substitute or substitutes, may do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                   Capacity                                       Date
--------                    ---------                                  --------
/s/ Patrick  W.  Moore                                                   8/7/00
-------------------------                                                ------
Patrick  W.  Moore          Chief  Executive  Officer,  President  and
                            Chairman  of  the  Board

/s/ Larry  A.  Naritelli                                                 8/7/00
-------------------------                                                ------
Larry  A.  Naritelli        Principal  Accounting  Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2000.

                                     NATIONAL MANUFACTURING  TECHNOLOGIES,  INC.
                                     By /s/  Patrick  W.  Moore
                                        -----------------------
                                             Patrick  W.  Moore
                                               Chief  Executive
                                            Officer,  President
                                  and  Chairman  of  the  Board

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick W. Moore and Larry A. Naritelli, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to the Report on Form 10-KSB and file the same with the exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or a substitute or substitutes, may do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                   Capacity                                       Date
--------                    ---------                                  --------
/s/ Patrick  W.  Moore                                                   8/7/00
----------------------------                                             ------
Patrick  W.  Moore          Chief  Executive  Officer,  President  and
                            Chairman  of  the  Board

/s/ Larry  A.  Naritelli                                                 8/7/00
----------------------------                                             ------
Larry  A.  Naritelli        Principal  Accounting  Officer

/s/ James  P.  Hill                                                      8/7/00
----------------------------                                             ------
James  P.  Hill             Director

/s/  Michael  J.  Genovese                                               8/7/00
----------------------------                                             ------
Michael  J.  Genovese       Director

/s/  Michael  R. Moore                                                   8/7/00
----------------------------                                             ------
Michael  R. Moore           Director

/s/  Binh  Q.  Le                                                        8/7/00
----------------------------                                             ------
Binh  Q.  Le                Director

/s/ John  G.  Hamilton,  Jr.                                             8/7/00
----------------------------                                             ------
John  G.  Hamilton,  Jr.    Director

/s/ Brian  L.  Kissinger                                                 8/7/00
----------------------------                                             ------
Brian  L.  Kissinger        Director