Form 10QSB
period 2000-06-30
NATIONAL MANUFACTURING TECHNOLOGIES
filed 2000-08-16
CIK 814427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(  X  )          QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2000

(    )          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

               For the transition period from _______  to_______ .

                         Commission file number 0-16055

                    NATIONAL MANUFACTURING TECHNOLOGIES, INC.
                          (FORMERLY PHOTOMATRIX, INC.)

             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                   95-3267788
             ----------                                   ----------
          (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Identification No.)

1958 KELLOGG AVE., CARLSBAD, CALIFORNIA                        92008
---------------------------------------                        -----
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

                                 Yes    X     No
                                       ---


  At August 1, 2000, 10,540,000 shares of Common Stock of National Manufacturing
                      Technologies, Inc. were outstanding.


Transitional  Small  Business  Disclosure  Format.

                                Yes     No     X
                                              ---

                                      INDEX

                    NATIONAL MANUFACTURING TECHNOLOGIES, INC.



                                          Page
                                          ----



PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1:  FINANCIAL STATEMENTS

Consolidated balance sheets as of  June 30, 2000 (unaudited) and March 31, 2000   2

Unaudited consolidated statements of operations for the three months ended
June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Unaudited consolidated statements of cash flows for the three months ended
June 30, 2000 and 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Unaudited notes to consolidated financial statements . . . . . . . . . .    . .   5


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .  11



PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1: LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 2: CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 3: DEFAULT UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . .  16

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . .   16

ITEM 5: OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .   16

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .  .  16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17





           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                  JUNE 30, 2000
ASSETS . . . . . . . . . . . . . . . . . . . . . . . .      (UNAUDITED)  MARCH 31, 2000
                                                        ---------------  ----------------
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . .  $      105,000   $       101,000
  Accounts receivable, net of allowance
       of $503,000 and $584,000. . . . . . . . . . . .       3,602,000         2,450,000
  Inventories. . . . . . . . . . . . . . . . . . . . .       1,735,000         1,254,000
  Prepaid expenses and other . . . . . . . . . . . . .          58,000            31,000
                                                        ---------------  ----------------
       Total current assets. . . . . . . . . . . . . .       5,500,000         3,836,000

Property and equipment, net. . . . . . . . . . . . . .       4,542,000         4,638,000
Goodwill, net. . . . . . . . . . . . . . . . . . . . .       2,637,000         2,373,000
Other assets . . . . . . . . . . . . . . . . . . . . .          13,000            12,000
                                                        ---------------  ----------------

Total assets . . . . . . . . . . . . . . . . . . . . .  $   12,692,000   $    10,859,000
                                                        ===============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . .  $    2,337,000   $     1,624,000
   Accrued liabilities . . . . . . . . . . . . . . . .       1,559,000         1,441,000
   Credit facility . . . . . . . . . . . . . . . . . .       2,842,000         2,368,000
   Net liabilities of discontinued operations. . . . .         398,000           911,000
   Current maturities of long-term debt. . . . . . . .         505,000           547,000
                                                        ---------------  ----------------
       Total current liabilities . . . . . . . . . . .       7,641,000         6,891,000

Other long-term liabilities. . . . . . . . . . . . . .         647,000           557,000
Long-term debt . . . . . . . . . . . . . . . . . . . .       3,498,000         3,563,000
                                                        ---------------  ----------------

Total liabilities. . . . . . . . . . . . . . . . . . .      11,786,000        11,011,000
                                                        ---------------  ----------------
Shareholders' equity:
   Preferred Stock, no par value; 3,173,000 shares
        Authorized, no shares issued and outstanding .              --                --
   Common stock, no par value; 30 million shares
       Authorized and 10,540,000 and 10,114,000 shares
       issued and outstanding respectively . . . . . .      21,801,000        21,449,000
   Additional paid-in capital. . . . . . . . . . . . .         174,000           166,000
   Accumulated deficit . . . . . . . . . . . . . . . .     (21,069,000)      (21,767,000)
                                                        ---------------  ----------------
       Total shareholders' equity. . . . . . . . . . .         906,000          (152,000)
                                                        ---------------  ----------------

                                                        $   12,692,000   $    10,859,000
                                                        ===============  ================



     The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 Three Months Ended June 30
                                                      2000         1999
                                                  ------------  -----------

Revenues . . . . . . . . . . . . . . . . . . . .  $ 5,014,000   $1,753,000
Cost of revenues . . . . . . . . . . . . . . . .    3,376,000    1,158,000
                                                  ------------  -----------

Gross profit
                                                    1,638,000      595,000
   Selling, general and administrative expenses.    1,343,000    1,446,000
                                                  ------------  -----------

Operating income/(loss). . . . . . . . . . . . .      295,000     (851,000)
                                                  ------------  -----------


Other expense, net . . . . . . . . . . . . . . .      (72,000)     (77,000)
                                                  ------------  -----------
Income/(loss) from continuing operations before
   income taxes. . . . . . . . . . . . . . . . .      223,000     (928,000)
Provision for income taxes . . . . . . . . . . .           --           --
                                                  ------------  -----------
Income/(loss) from continuing operations . . . .      223,000     (928,000)

Income from discontinued operations. . . . . . .      475,000      391,000
                                                  ------------  -----------

Net income/(loss). . . . . . . . . . . . . . . .  $   698,000   $ (537,000)
                                                  ============  ===========



Basic net income/(loss) per share:
   Continuing operations . . . . . . . . . . . .  $      0.02   $    (0.09)
   Discontinued operations . . . . . . . . . . .  $      0.05   $     0.04
                                                  ------------  -----------
   Net income/(loss) . . . . . . . . . . . . . .  $      0.07   $    (0.05)
                                                  ============  ===========

Basic weighted average number of common shares
  outstanding. . . . . . . . . . . . . . . . . .   10,234,000    9,914,000
                                                  ============  ===========

Diluted net income/(loss) per share:
   Continuing operations . . . . . . . . . . . .  $      0.02   $    (0.09)
   Discontinued operations . . . . . . . . . . .  $      0.04   $     0.04
                                                  ------------  -----------
   Net income/(loss) . . . . . . . . . . . . . .  $      0.06   $    (0.05)
                                                  ============  ===========

Diluted weighted average number of common
   shares outstanding. . . . . . . . . . . . . .   12,089,000    9,914,000
                                                  ============  ===========









    The accompanying notes are an integral part of these consolidated financial statements

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED JUNE 30
                                                                      2000          1999
                                                                  ------------  ------------
Cash flows from operating activities:
Net income/(loss): . . . . . . . . . . . . . . . . . . . . . . .  $   698,000   $  (537,000)
Net income from discontinued operations. . . . . . . . . . . . .      475,000       391,000
                                                                  ------------  ------------
Net income/(loss) from continuing operations . . . . . . . . . .      223,000      (928,000)
   Adjustments:
      Depreciation and amortization. . . . . . . . . . . . . . .      125,000        14,000
      Amortization of goodwill . . . . . . . . . . . . . . . . .       51,000        19,000
      Provision for doubtful accounts. . . . . . . . . . . . . .      (81,000)      (35,000)
      Provision for inventory. . . . . . . . . . . . . . . . . .           --         8,000
      Options issued for compensation. . . . . . . . . . . . . .        7,000            --

      Changes in assets and liabilities, net of assets acquired:
         Accounts receivable . . . . . . . . . . . . . . . . . .   (1,071,000)      626,000
         Inventories . . . . . . . . . . . . . . . . . . . . . .     (481,000)      (98,000)
         Prepaid expenses and current assets . . . . . . . . . .      (27,000)      (53,000)
         Other assets. . . . . . . . . . . . . . . . . . . . . .           --        50,000
         Accounts payable. . . . . . . . . . . . . . . . . . . .      713,000      (467,000)
         Accrued liabilities . . . . . . . . . . . . . . . . . .      118,000        65,000
         Other long-term liabilities . . . . . . . . . . . . . .       90,000            --
                                                                  ------------  ------------
    Cash used in continuing operations . . . . . . . . . . . . .     (333,000)     (799,000)
    Cash provided by (used in) discontinued operations . . . . .      (38,000)    2,493,000
                                                                  ------------  ------------
Cash provided by (used in) operations. . . . . . . . . . . . . .     (371,000)    1,694,000
                                                                  ------------  ------------

Cash flows from investing activities:
    (Acquisition) disposal of property and equipment . . . . . .      (30,000)       22,000
    Costs of acquisitions. . . . . . . . . . . . . . . . . . . .      (50,000)      (76,000)
                                                                  ------------  ------------
Cash used in investing activities. . . . . . . . . . . . . . . .      (80,000)      (54,000)
                                                                  ------------  ------------

Cash flows from financing activities:
Borrowings (payments) under credit facility and long-term debt .      368,000    (1,820,000)
Cash received for the issuance of stock. . . . . . . . . . . . .       87,000            --
Proceeds from sale of land and building. . . . . . . . . . . . .           --       651,000
                                                                  ------------  ------------
Cash provided by (used in) financing activities. . . . . . . . .      455,000    (1,169,000)
                                                                  ------------  ------------


Increase  in cash. . . . . . . . . . . . . . . . . . . . . . . .  $     4,000   $   471,000
Cash at beginning of period. . . . . . . . . . . . . . . . . . .      101,000        42,000
                                                                  ------------  ------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . .  $   105,000   $   513,000
                                                                  ============  ============


Supplemental disclosure of non-cash investing and financing
activities:
  Cash paid for acquisition. . . . . . . . . . . . . . . . . . .  $   265,000            --
  Common stock issued. . . . . . . . . . . . . . . . . . . . . .  $   265,000            --





    The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   AS OF JUNE 30, 2000 AND MARCH 31, 2000 AND
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


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

Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to prevent the information from being misleading. These unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present the Company's results of operations and financial position as of the dates and for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 2000. The results for the interim periods presented are not necessarily indicative of results to be expected for a full year.

The Company's accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Company's Form 10-KSB, for the year ended March 31, 2000, the Company has experienced recurring losses in prior years and has a working capital deficiency on its balance sheet. The Company believes that the quarter ended June 30, 2000 is indicative of operating results that are required to continue as a going concern. For the quarter ended June 30, 2000, the Company reported income from continuing operations of $223,000 as compared to a net loss of $928,000 from continuing operations. In addition, the Company's balance sheet as of June 30, 2000 reflects positive shareholder's equity of $906,000 as compared to a shareholder's deficit as of March 31, 2000 of $152,000.

2.     CREDIT  FACILITY

On June 18, 1999, the Company entered into a $1,500,000 credit facility with its primary lender that included a $1,200,000 A/R line of credit and a $300,000 term loan. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). In December 1999, the A/R line was increased to $2,000,000, and two inventory lines for $650,000 were added to the existing line. In June 2000, the A/R line was increased to $3,000,0000. Outstanding borrowings are collateralized by primarily all of the Company's assets. Total borrowings under the metal inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement). Total borrowings under the electronics inventory is limited to the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The line of credit expires on June 30, 2001. The balance outstanding as of August 11, 2000 was $2,408,000 on the A/R line, $288,000 on the term loan, and $420,000 on the inventory lines. The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum.

On July 6, 2000, in conjunction with the A/R line increase in June 2000, the Company issued a Warrant to purchase common stock to its primary lender. The
Warrant allows the holder to purchase 200,000 shares of the Company's common stock at a price of $1.43 per shares; the Warrant expires on June 18, 2001.

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


3.     SEGMENT  INFORMATION

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

In evaluating financial performance, management focuses on operating income as a measure of profit or loss. Operating income is before interest expense, interest income and income tax expense. Other includes corporate expenses, charges that do not relate to current operations, divested operations and inter-company elminations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table summarizes financial information by business segment from continuing operations.



                      THREE MONTHS ENDED  THREE MONTHS ENDED
(000's  omitted)        JUNE  30,  2000      JUNE  30,  1999
                         ---------------     ---------------

REVENUE:
  Electronic Services. . . . . .  $3,526             $   885
  Metal Services . . . . . . . .   1,488                 842
  Other. . . . . . . . . . . . .       -                  26
                                  ------             -------
  Total. . . . . . . . . . . . .  $5,014             $ 1,753
                                  =======            =======

SEGMENT OPERATING PROFIT (LOSS):
  Electronic Services. . . . . .  $  550             $ (334)
  Metal Services . . . . . . . .    (190)              (517)
  Other. . . . . . . . . . . . .     (65)                --
                                  ------             -------
  Total. . . . . . . . . . . . .  $  295             $ (851)
                                  =======            =======




4.     COMPREHENSIVE  INCOME

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


5.     INCOME  TAXES

The Company's effective tax rate differs from the statutory tax rate due to valuation allowances on deferred tax assets.


6.     BASIC  AND  DILUTED  LOSS  PER  SHARE

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 10,234,000 and 9,914,000, in the first quarters of fiscal years 2000 and 1999, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Incremental shares from assumed conversions of options and warrants representing approximately 1,736,000 shares were used in computations of diluted earnings per share for the three months ended June 30, 2000. For the three month period ended June 30, 2000, outstanding options and warrants for the purchase of approximately 103,000 shares were not used in computations of diluted earnings per share because they were priced above the average market value for the three month period ending June 30, 2000. For the three months ended June 30, 1999, options and warrants to purchase approximately 1,607,000 shares were not used in computations of diluted earnings per share because their effect was anti-dilutive.

7.     DISCONTINUED  OPERATIONS

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

Current and prior period balances have been reclassified to present Imaging and Ltd., as a discontinued operation.

Lexia  Systems,  Inc.
---------------------

During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc. Of the total liabilities related to Lexia Systems, Inc. $457,000 is related to accounts payable and unpaid rent claims to International Computers Limited, Inc. ("ICL"). Current year income from discontinued operations included $457,000 for the write-off of accounts payable and unpaid rent claims of ICL which had been carried on Lexia's books. Lexia had disputed these liabilities with respect to ICL in light of its own offsetting claims and defenses. The legal statute of limitations on these ICL claims expired in the quarter ended June 30, 2000.


8.     ACQUISITION  OF  I-PAC  MANUFACTURING,  INC.

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

If any performance milestones are met, the issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of the Company's outstanding options and warrants will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. On December 30, 1999, Roy Gayhart former Chief Financial Officer of National Manufacturing Technologies, Inc., exercised a stock option grant for the purchase of 40,000 shares of the Company's common stock. Per the terms of the Merger this stock option exercise triggered the issuance of additional 40,000 shares to the I-PAC Shareholders (the I-PAC Shareholders are Patrick W. Moore, the Company's Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, James P. Hill, a director and major shareholder and Michael Moore, a director), allocated among them in proportion to their ownership of I-PAC shares as of the closing date of the Merger. This issuance was ratified by the Board of Directors Compensation Committee on January 7, 2000. During the quarter ended June 30, 2000, 181,664 shares were issued to the former I-PAC shareholders in relation to the exercise of pre-merger stock options. As of August 1, 2000, a total of 488,321 shares have been issued to the former I-PAC shareholders in relation to the exercise of pre-merger stock options and 254,416 pre-merger options and warrants remain outstanding which, if exercised, would result in additional issuances of shares to the former I-PAC shareholders. The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of the Company's outstanding options and warrants are treated in accordance with APB 16, in that any additional shares are treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The $2,200,000 excess of the purchase price over the fair value of I-PAC's net assets is amortized over a twenty year period. As of August 1, 2000, the Company is currently reviewing, but has not yet made a determination as to whether any performance milestones have been achieved


9.     ACQUISITION OF ASSETS OF TECNOLOGIAS NACIONALES MANUFACTURERAS DE MEXICO.

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


10.     RELATED  PARTY  TRANSACTIONS

During the quarter ended June 30, 2000 the Company recorded approximately $9,000 of goodwill related to earn out accruals from the July 1, 1998 acquisition of MGM Techrep, Inc., (a company previously owned by Patrick W. Moore, National Manufacturing Technologies' Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, and James P. Hill, a Director and major shareholder) as compared to $32,000 in the quarter ended June 30, 1999. During the quarter ended June 30, 2000 the Company paid approximately $9,000 of these earn out accruals as compared to $32,000 during the quarter ended June 30, 1999. At June 30, 2000 the Company had approximately $6,000 in earn out payments due to MGM.

During the quarter ended June 30, 2000 the Company did not pay anything to Sullivan, Hill, Lewin, Rez, and Engle ("SHLRE") a law firm in which James P. Hill, a director and major shareholder, is a partner, as compared to $1,000 during the quarter ended June 30, 1999. In the quarter ended June 30, 2000, the Company paid approximately $7,000 to R. P. Hill and Lucy Hill, James P. Hill's parents, for the letter of credit they posted in the amount of $275,000 which guarantees the capitalized lease payment on the 1958 Kellogg facility; final interest payment is due on July 2, 2003.

On October 1, 1999, the Company entered into a new independent contracting agreement with William L. Grivas, Sr., a major shareholder, whereby Mr. Grivas would represent the Company in connection with selling or bartering certain inventory and negotiating settlements of certain of the Company's liabilities. The agreement, expires on September 30, 2002 and may be extended for twelve months. Under this consulting agreement, Mr. Grivas was paid $33,000 during the quarter ended June 30, 2000.

In the quarter ended June 30, 2000, the Company paid approximately $5,000 and recorded $8,000 in accounts payable to Epitech, Inc., a company that whose officers and directors include William L. Grivas and Brian Kissinger (a
Director), for materials and services. In addition, the Company recorded accounts receivable to Epitech for $18,000 for the quarter ended June 30, 2000.

During the quarter ended June 30, 2000, the Compensation Committee approved an agreement with Jim Hill whereas Mr. Hill would provide consulting services to the Company on certain pending business transactions outside of the normal scope of services of a director. Mr. Hill was paid $5,000 for these services in the quarter ended June 30, 2000.


11.     CORPORATE  NAME  CHANGE

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S PLANS AND OBJECTIVES FOR FUTURE OPERATIONS INCLUDING ACQUIRING OTHER BUSINESSES, INCREASING SALES AND IMPROVING MARGINS, ASSUMPTIONS AND STATEMENTS RELATING TO THE COMPANY'S FUTURE ECONOMIC PERFORMANCE AND OTHER NON-HISTORICAL INFORMATION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, WITHOUT LIMITATION, THOSE RISKS DISCUSSED UNDER THE HEADING "ADDITIONAL RISK FACTORS" AS WELL AS OTHER FACTORS AS DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 2000.

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and unaudited notes to consolidated financial statements included elsewhere herein.

THREE  MONTHS  ENDED  JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

Continuing  Operations
----------------------

Consolidated revenues for the quarter ended June 30, 2000 increased approximately $3,261,000 or 186.0% to $5,014,000 from $1,753,000 for the quarter ended June 30, 1999. The Electronic Manufacturing Services Group (EMS) revenue increased $2,641,000 or 298.4 % to $3,526,000 from $885,000 for the quarter ended June 30, 1999. The Metal Manufacturing Services Group (MMS) revenue increased $645,000 or 76.6% to $1,488,000 from $842,000 for the quarter ended June 30, 1999. The increase in the EMS Group revenue is the result of an expanding customer base and increased demand from existing customers, which is expected to continue. Revenue growth for the MMS Group continued to be adversely affected by shortages of raw material for the metal stamping operation.

Consolidated gross margin for the quarter ended June 30, 2000 increased $1,043,000 or 175.3% to $1,638,000 from $595,000 for the quarter ended June 30,
1999. This increase is primarily attributable to higher sales volume in both the EMS and MMS Group. Total gross margin as a percent of revenues decreased 1.2% to 32.7% for the three months ended June 30, 2000 as compared to 33.9% for the three months ended June 30, 1999. The current quarter amount is comprised of approximately $1,233,000 or 35.0% of EMS gross margin, an increase of $885,000 compared with $348,000 or 39.3% for the quarter ended June 30, 1999. The MMS group gross margin increased $158,000 to $405,000 or 27.2% as compared with $247,000 or 29.3% for the quarter ended June 30, 1999. The consolidated gross margin represents an amount considered by management to be less than expected under normal operating conditions. Margins are expected to increase during the current year as shipments increase on new production contracts, there is increased utilization of capacity, and shortages of raw material for the metal stamping operation ease.

Consolidated selling, general, and administrative ("SG&A") expenses for the quarter ended June 30, 2000 decreased $103,000 or 7.1% to approximately $1,343,000 from $1,446,000 for the quarter ended June 30, 1999. This amount is comprised of approximately $326,000 of corporate SG&A expenses as compared to $686,000 in the quarter ended June 30, 1999. The decrease is mainly due to staff reductions which occurred as a result of the sale of the scanner operations. EMS group SG&A expenses were $500,000, as compared to $330,000 in the quarter ended June 30, 1999 and MMS group expenses were $517,000 as compared to $430,000 for the quarter ended June 30, 1999. The increases in SG&A expense at the group levels were mainly due to additional staff to support the increased level of revenues.

Consolidated operating profit for the quarter ended June 30, 2000 increased $1,146,000 or 134.7% from an operating loss of $851,000, or (48.5%), to an operating profit of $295,000, or 5.9%, for the quarter ended June 30, 1999. This increase is due to strong revenue growth concentrated in the EMS group. The MMS group is expected to increase profitability during the current year as new product lines with higher projected margins begin shipment. In addition, increased use of capacity and the easing of shortages of raw material for the metal stamping operation are expected to increase margins and profitability for the MMS group.

Consolidated other expense for the quarter ended June 30, 2000 totaled approximately $72,000 compared to an expense of $77,000 for the quarter ended June 30, 1999. It was comprised primarily of interest expense of $184,000 as compared to $109,000 for the quarter ended June 30, 1999, and other income of $115,000. The other income resulted from accounts payable settlements in the amount of $76,000, bad debt recovery of $28,000, rental income of $5,000, recognition of deferred gain on the sale of assets of $4,000, and miscellaneous income of $2,000.

The net effect of the increases in revenues and lower SG&A expenses resulted in a consolidated net income from continuing operations of $223,000, or 4.4%, or $0.02 basic and diluted earnings per share for the quarter ended June 30, 2000. This is an increase of $1,151,000 in net income or 124.0% from the net loss from continuing operations from the same period in 1999 of $928,000 ($0.09 per share). Net income reflects $441,000, or 12.5%, of net income attributed to the EMS Group, an increase of $821,000, or 216.1%, from a net loss of $380,000, or 42.9%, for the quarter ended June 30, 1999. Net income includes a loss of $218,000, or 14.7%, attributable to the MMS Group, a decrease of $304,000, or 58.2% from a net loss of $522,000, or 62.0%, in the quarter ended June 30, 1999.

Discontinued  Operations
------------------------

On June 21, 1999, the Company closed the sale of its scanner operations to Scan-Optics.

Current quarter income that is related to the discontinued scanner operation is $18,000 which is related to a write off of accounts payable as compared to $391,000 for the quarter ended June 30, 1999. The quarter ended June 30, 1999 income included $232,000 of inventory reserves related to the Photomatrix, Ltd. scanner operation that were not required and $159,000 of accruals for estimated losses at the Photomatrix, Ltd. operation that were not required.

During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc. Of the total liabilities related to Lexia Systems, Inc. $457,000 is related to accounts payable and unpaid rent claims to International Computers Limited, Inc. ("ICL"). Current year income from discontinued operations included $457,000 for the write-off of accounts payable and unpaid rent claims of ICL which had been carried on Lexia's books. Lexia had disputed these liabilities with respect to ICL in light of its own offsetting claims and defenses. The legal statute of limitations on these ICL claims expired during the quarter ended June 30, 2000.


                         LIQUIDITY AND CAPITAL RESOURCES

   RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES
   ---------------------------------------------------------------------------

On June 18, 1999, the Company entered into a $1,500,000 credit facility with its primary lender that included a $1,200,000 A/R line of credit and a $300,000 term loan. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). In December 1999, the A/R line was increased to $2,000,000, and two inventory lines totaling $650,000 were added to the existing line. In June 2000 the A/R line was increased again to $3,000,000 to support revenue growth. Outstanding borrowings are collateralized by primarily all of the Company's assets. Total borrowings under the metal inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement). Total borrowings under the electronics inventory is limited to the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The line of credit expires on June 30, 2001. The balance outstanding, as of August 11, 2000 was $2,408,000 on the A/R line, $288,000 on the term loan and $420,000 on the inventory lines. The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum.

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

In July 2000, the Company began negotiating the re-scheduling of the next four quarterly payments due under five and four year notes discussed above, as well as modification to the royalty payment for the next two semi-annual royalty periods. GIW agreed that if the next note payments due in October were accelerated to August 2000, the following three quarterly payments would be re-scheduled to the end of the current payment schedule which is December 2003, and will accrue 8% interest from the original payment date to the new re-scheduled payment date. In addition, the next royalty payment due December 30, 2000, would be payable in stock in accordance with the original terms of the agreement and the payment due June 30, 2001 could be payable in cash or stock at GIW's election. Royalty payments thereafter will return to be paid in cash only, in accordance with the amendment to the agreement reached in March 2000. GIW also agreed to take a subordinate position on the equipment acquired at the time of the original transaction with GIW and in return the Company granted GIW a Warrant to purchase 100,000 shares of common stock at an exercise price of $1.438 or at a price to be adjusted at exercise if the stock price is not $2.00 at July 6, 2002. This subordination is intended to allow the Company to secure additional financing against that equipment as collateral.

The Company is also obligated under a series of notes payable totaling $240,000. as of June 30, 2000. These notes bear interest at a rate of 8% per annum and matured in April 2000. Interest and principal payments totaling $16,000 are due monthly. Since October 1998, the Company made two payments on these notes in July 1999 and August 1999. These notes are included in net liabilities of discontinued operations.

The Company also has certain equipment notes in the aggregate amount of $32,000 as of June 30, 2000, with interest rates varying between 8% and 26.6% with final payments due between 2001 and 2002. These notes are collateralized by equipment. In addition, the Company also has certain capital leases in the aggregate amount of $2,770,000 as of June 30, 2000, which includes a capitalized lease for the property at 1958 Kellogg, Carlsbad, CA, in the amount of $2,700,000 and capitalized leases on equipment in the amount of $70,000. Combined these leases call for minimum monthly payments aggregating approximately $38,000 per month.

During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in June 1999. As of June 2000, the Company has made payments totaling $25,000 since July 1999 on this liability which is currently at a balance of $65,000. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of ICL and related entities in the amount of $457,000 at March 31, 2000. These liabilities are included in current liabilities as net liabilities of discontinued operations. In June 2000, the Company wrote-off the $457,000 of accounts payable and unpaid rent claims of International Computers Limited, Inc. ("ICL") which had been carried on Lexia's books. Lexia had disputed these liabilities with respect to ICL in light of its own offsetting claims and defenses. The legal statute of limitations on these ICL claims has now expired.

The Company's sources of future short-term liquidity are its cash balance of $105,000 as of June 30, 2000, and the unused amount of its $3.95 million credit facility. $3.0 million of this credit facility is a line of credit against eligible accounts receivable. $300,000 of the credit facility is a term loan that funded on September 30, 1999 and is due in equal monthly installments of $6,250 over 2 years with a final payment of $150,000. This loan was refunded in June 2000 to the original amount of $300,000 in order to finance new equipment purchases. The current balance of this term loan is approximately $288,000. Additionally, $650,000 of the credit facility can be used against eligible inventory. Availability under the line of credit can be limited based upon the balance of eligible accounts receivable as described above. Availability under the inventory lines of credit can be limited based upon the balance of eligible metal inventory and electronics inventory as described above. Increased limits for this line were established in December 1999 and June 2000. The A/R line was increased to $3.0 million from $2.0 million in June 2000. Prior to that it was increased $2.0 million from $1.2 million in December 1999 to aid revenue growth in the metals and electronics segments. The Company also expects additional financing from the equipment re-financing transaction with GIW which was discussed above; at this time, the Company does not have a reasonable estimate of the dollar value of this potential financing.

The Company is currently obligated as a guarantor under an assignment agreement of a lease. The amount is approximately $18,550 per month through September
2002. As of July 2000, the Company has not been required to pay any amounts related to this guarantee. The Company is also obligated to pay approximately $5,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

In the first quarter of fiscal year 2001, current and former employees exercised stock options to purchase a total of 244,164 shares of the Company's common stock. These exercises in the first quarter of fiscal year 2001, provided $86,584 in cash to the Company. Subsequent to the end of the quarter, additional stock options were exercised for the purchase of 266,667 shares of common stock for a total purchase price of $90,130.

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


                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

In December 1999, the SEC released Staff Accounting Bulletin 101 ("SAB 101") , Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101A was subsequently issued in March 2000, deferring the requirement to adopt the revised guidance until the period ended June 30, 2000. The Company does not expect adoption of SAB 101 to have a material effect on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has adopted FIN 44 and it did not have a material impact on its financial position or results of operations.

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

PART  II  -  OTHER  INFORMATION
-------------------------------
ITEM  1.  LEGAL  PROCEEDINGS
          ------------------
          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their properties is the subject.

ITEM  2.  CHANGES  IN  SECURITIES
          -----------------------
          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          ----------------------------------
          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------
          None

ITEM  5.  OTHER  INFORMATION
          ------------------
          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------
          a.     Reports  on  Form  8-K
                 ----------------------
                 None

          b.     Exhibits
                 --------
                 10.61.1 Amendment to Employment Agreement with Patrick W. Moore dated September 23, 1999

                 10.72 Stock Option Agreement with Patrick W. Moore, dated July 5, 2000

                 27       Financial Data Schedule

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL MANUFACTURING TECHNOLOGIES, INC.


Date:  August 15, 2000. . . . . . . . . . . . . .  by  /s/ Patrick W. Moore
                                                   --------------------------
  Patrick W. Moore
  Chairman, Chief Executive Officer and President

Date:  August 15, 2000. . . . . . . . . . . . . .  by  /s/    Larry Naritelli
                                                   --------------------------
  Larry Naritelli
  Controller
  Principal Accounting Officer