Form 10QSB
period 2000-09-30
NATIONAL MANUFACTURING TECHNOLOGIES
filed 2000-11-14
CIK 814427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(  X  )     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT  OF  1934

                For the quarterly period ended September 30, 2000

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

                                Yes     X     No
                                       --


At October 24, 2000, 11,846,000 shares of Common Stock of National Manufacturing
--------------------------------------------------------------------------------
                      Technologies, Inc., were outstanding.


Transitional  Small  Business  Disclosure  Format.

                                 Yes     No    X
                                              --

                                      INDEX

                    NATIONAL MANUFACTURING TECHNOLOGIES, INC.



                                             Page
                                             ----



PART I - FINANCIAL INFORMATION
------------------------------------------------------------------------------------

ITEM 1:  FINANCIAL STATEMENTS

Consolidated balance sheets as of  September 30, 2000 (unaudited) and March 31, 2000   2

Unaudited consolidated statements of operations for the three and six months
     ended September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . .   3

Unaudited consolidated statements of cash flows for the six months ended
     September 30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Unaudited notes to consolidated financial statements . . . . . . . . . . . . . . . .   5


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .  11


PART II - OTHER INFORMATION
------------------------------------------------------------------------------------

ITEM 1:   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 2:   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 3:   DEFAULT UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . .  17

ITEM 5:   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .  17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18




           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                         SEPTEMBER 30, 2000
ASSETS                                                      (UNAUDITED)        MARCH 31, 2000
                                                        --------------------  ----------------
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . .  $           123,000   $       101,000
  Accounts receivable, net of allowance
       of $581,000 and $584,000. . . . . . . . . . . .            4,703,000         2,450,000
  Inventories. . . . . . . . . . . . . . . . . . . . .            2,982,000         1,254,000
  Prepaid expenses and other . . . . . . . . . . . . .              223,000            31,000
                                                        --------------------  ----------------
       Total current assets. . . . . . . . . . . . . .            8,031,000         3,836,000

Property and equipment, net. . . . . . . . . . . . . .            5,483,000         4,638,000
Goodwill, net. . . . . . . . . . . . . . . . . . . . .            3,352,000         2,373,000
Other assets . . . . . . . .. . . . . . . . . . . . .               217,000            12,000
                                                        --------------------  ----------------
Total assets . . . . . . . . . . . . . . . . . . . . .  $        17,083,000   $    10,859,000
                                                        ====================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . .  $         2,712,000   $     1,624,000
   Accrued liabilities . . . . . . . . . . . . . . . .            2,050,000         1,441,000
   Credit facility . . . . . . . . . . . . . . . . . .            3,851,000         2,368,000
   Net liabilities of discontinued operations. . . . .              378,000           911,000
   Current maturities of long-term debt. . . . . . . .              446,000           547,000
                                                        --------------------  ----------------
       Total current liabilities . . . . . . . . . . .            9,437,000         6,891,000

Other long-term liabilities. . . . . . . . . . . . . .              707,000           557,000
Long-term debt . . . . . . . . . . . . . . . . . . . .            4,286,000         3,563,000
                                                        --------------------  ----------------
Total liabilities. . . . . . . . . . . . . . . . . . .           14,430,000        11,011,000
                                                        --------------------  ----------------

Shareholders' equity:
   Preferred Stock, no par value; 3,173,000 shares
        Authorized, no shares issued and outstanding .                   --                --
   Common stock, no par value; 30 million shares
       Authorized and 11,827,000 and 10,114,000 shares
       issued and outstanding, respectively. . . . . .           22,488,000        21,449,000
   Additional paid-in capital. . . . . . . . . . . . .              805,000           166,000
   Accumulated deficit . . . . . . . . . . . . . . . .          (20,640,000)      (21,767,000)
                                                        --------------------  ----------------
       Total shareholders' equity. . . . . . . . . . .            2,653,000          (152,000)
                                                        --------------------  ----------------
                                                        $        17,083,000   $    10,859,000
                                                        ====================  ================




     The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            SEPTEMBER 30               SEPTEMBER 30
                                                           2000            1999          2000          1999
                                                  --------------  --------------  ------------  ------------

Revenues . . . . . . . . . . . . . . . . . . . .  $   5,887,000   $   2,491,000   $10,901,000   $ 4,244,000
Cost of revenues . . . . . . . . . . . . . . . .      3,871,000       1,804,000     7,247,000     2,950,000
                                                  --------------  --------------  ------------  ------------

Gross profit
                                                      2,016,000         687,000     3,654,000     1,294,000
   Selling, general and administrative expenses.      1,491,000       1,195,000     2,835,000     2,653,000
                                                  --------------  --------------  ------------  ------------

Operating income/(loss). . . . . . . . . . . . .        524,000        (508,000)      819,000    (1,359,000)
                                                  --------------  --------------  ------------  ------------


Other income/(expense), net. . . . . . . . . . .       (127,000)         67,000      (198,000)       (9,000)
                                                  --------------  --------------  ------------  ------------
Income/(loss) from continuing operations
    before income taxes. . . . . . . . . . . . .        397,000        (441,000)      621,000    (1,368,000)
Provision for income taxes . . . . . . . . . . .             --              --            --            --
                                                  --------------  --------------  ------------  ------------
Income/(loss) from continuing operations . . . .        397,000        (441,000)      621,000    (1,368,000)

Income from discontinued operations. . . . . . .         32,000         371,000       507,000       761,000
                                                  --------------  --------------  ------------  ------------

Net income/(loss). . . . . . . . . . . . . . . .  $     429,000   $     (70,000)  $ 1,128,000   $  (607,000)
                                                  ==============  ==============  ============  ============



Basic net income/(loss) per share:
   Continuing operations . . . . . . . . . . . .  $        0.04   $       (0.04)  $      0.06   $     (0.14)
   Discontinued operations . . . . . . . . . . .  $          --   $        0.03   $      0.05   $      0.08
                                                  --------------  --------------  ------------  ------------
   Net income/(loss) . . . . . . . . . . . . . .  $        0.04   $       (0.01)  $      0.11   $     (0.06)
                                                  ==============  ==============  ============  ============

Basic weighted average number of common
    Shares outstanding . . . . . . . . . . . . .     10,823,000       9,922,000    10,535,000     9,918,000
                                                  ==============  ==============  ============  ============

Diluted net income/(loss) per share:
   Continuing operations . . . . . . . . . . . .  $        0.03   $       (0.04)  $      0.05   $     (0.14)
   Discontinued operations . . . . . . . . . . .  $          --   $        0.03   $      0.04   $      0.08
                                                  --------------  --------------  ------------  ------------
   Net income/(loss) . . . . . . . . . . . . . .  $        0.03   $       (0.01)  $      0.09   $     (0.06)
                                                  ==============  ==============  ============  ============

Diluted weighted average number of common
   shares outstanding. . . . . . . . . . . . . .     12,718,000       9,922,000    12,576,000     9,918,000
                                                  ==============  ==============  ============  ============











    The accompanying notes are an integral part of these consolidated financial statements

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                     SIX MONTHS ENDED SEPTEMBER 30


                                                                      2000          1999
                                                                  ------------  ------------
Cash flows from operating activities:
Net income/(loss): . . . . . . . . . . . . . . . . . . . . . . .  $ 1,128,000   $  (607,000)
Net income from discontinued operations. . . . . . . . . . . . .      507,000       761,000
                                                                  ------------  ------------
Net income/(loss) from continuing operations . . . . . . . . . .      621,000    (1,368,000)
   Adjustments:
      Depreciation and amortization. . . . . . . . . . . . . . .      259,000        87,000
      Amortization of goodwill . . . . . . . . . . . . . . . . .       80,000        38,000
      Provision for doubtful accounts. . . . . . . . . . . . . .       (3,000)       54,000
      Provision for inventory. . . . . . . . . . . . . . . . . .           --         8,000
      Options issued for compensation. . . . . . . . . . . . . .        5,000         8,000

      Changes in assets and liabilities, net of assets acquired:
         Accounts receivable . . . . . . . . . . . . . . . . . .   (2,250,000)     (207,000)
         Inventories . . . . . . . . . . . . . . . . . . . . . .   (1,728,000)     (263,000)
         Prepaid expenses and current assets . . . . . . . . . .     (111,000)      (53,000)
         Intangibles . . . . . . . . . . . . . . . . . . . . . .           --      (113,000)
         Other assets. . . . . . . . . . . . . . . . . . . . . .           --        50,000
         Accounts payable. . . . . . . . . . . . . . . . . . . .    1,088,000      (385,000)
         Accrued liabilities . . . . . . . . . . . . . . . . . .      609,000        28,000
         Other long-term liabilities . . . . . . . . . . . . . .      150,000            --
                                                                  ------------  ------------
    Cash used in continuing operations . . . . . . . . . . . . .   (1,280,000)   (2,116,000)
    Cash provided by (used in) discontinued operations . . . . .      (27,000)    2,432,000
                                                                  ------------  ------------
Cash provided by (used in) operations. . . . . . . . . . . . . .   (1,307,000)      316,000
                                                                  ------------  ------------

Cash flows from investing activities:
    Acquisition of property and equipment. . . . . . . . . . . .   (1,105,000)      (16,000)
    Costs of acquisitions. . . . . . . . . . . . . . . . . . . .     (234,000)           --
                                                                  ------------  ------------
Cash provided by (used in) investing activities. . . . . . . . .   (1,339,000)      (16,000)
                                                                  ------------  ------------

Cash flows from financing activities:
Borrowings (payments) under credit facility and long-term debt .    2,454,000      (662,000)
Cash received for the issuance of stock. . . . . . . . . . . . .      214,000        24,000
Proceeds from sale of land and building. . . . . . . . . . . . .           --       651,000
                                                                  ------------  ------------
Cash provided by (used in) financing activities. . . . . . . . .    2,668,000        13,000
                                                                  ------------  ------------


Increase  in cash. . . . . . . . . . . . . . . . . . . . . . . .  $    22,000   $   313,000
Cash at beginning of period. . . . . . . . . . . . . . . . . . .      101,000        42,000
                                                                  ------------  ------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . .  $   123,000   $   355,000
                                                                  ============  ============


Supplemental disclosure of non-cash investing and financing
activities:
  Goodwill - issuance of acquisition common stock. . . . . . . .  $   825,000            --
  Common stock issued. . . . . . . . . . . . . . . . . . . . . .  $   825,000            --
  Warrants issued in exchange for long-term debt reduction . . .  $   833,000            --
  Long-term debt reduction . . . . . . . . . . . . . . . . . . .  $   833,000            --









    The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF SEPTEMBER 30, 2000 AND MARCH 31, 2000 AND
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


     1.     GENERAL

     Basis  of  Presentation
     -----------------------

The accompanying unaudited consolidated financial statements reflect the accounts of National Manufacturing Technologies, Inc. (formerly Photomatrix, Inc.; the "Company"), together with its subsidiaries. The Company is a value-added manufacturing company, specializing in the manufacture of enclosed electronic systems and their various component assemblies. On June 5, 1998, the Company acquired I-PAC Manufacturing, Inc. ("I-PAC"). On July 1, 1998, the
Company acquired the assets and business of MGM Techrep, Inc., and formed PHRX Rep Co. On November 27, 1998, the Company acquired certain assets and the business operations of Amcraft and incorporated the operations as I-PAC Precision Machining, Inc. On December 18, 1998, the Company acquired certain assets and the business operations of Greene International West, Inc. and incorporated the operations as National Metal Technologies, Inc. ("NMT"). On August 17, 2000, the Company acquired certain assets and business operations previously owned by a precision sheet metal and enclosure manufacturer. These assets were acquired from that previous company's secured lender. On August 18, 2000, the Company then initiated its precision sheet metal and enclosure business. All acquisitions were treated as purchases for accounting and financial reporting purposes. Under the purchase method of accounting, the results of operations of the acquired companies are combined with those of the Company from the date of acquisition. In addition, on June 21, 1999, the Company sold product rights and certain assets of its document scanner operations to Scan-Optics, Inc. Accordingly, operational results of the scanner operations have been reclassified as discontinued operations for the respective periods presented herein. The balance sheets of the scanner operations have similarly been reclassified as net assets (liabilities) of discontinued operations. All significant intercompany transactions and balances have been eliminated.

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

The Company's accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Company's Form 10-KSB, for the year ended March 31, 2000, the Company has experienced recurring losses in prior years and has a working capital deficiency on its balance sheet. The Company believes that the three and six months ended September 30, 2000, are indicative of operating results that are required to continue as a going concern. For the quarter ended September 30, 2000, the Company reported income from continuing operations of $397,000 as compared to a net loss of $441,000 from continuing operations for the quarter ended September 30, 1999. For the six months ended September 30, 2000, the Company reported income from continuing operations before income taxes of $621,000 as compared to a net loss of $1,368,000 from continuing operations before income taxes for the six months ended September 30, 1999. In addition, the Company's balance sheet as of September 30, 2000 reflects positive shareholder's equity of $2,653,000 as compared to a shareholder's deficit as of March 31, 2000 of $152,000.


2.     CREDIT  FACILITY

On June 18, 1999, the Company entered into a $1,500,000 credit facility with its primary lender that included a $1,200,000 accounts receivable ("A/R") line of credit and a $300,000 term loan. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). In December 1999, the A/R line was increased to $2,000,000, and inventory facilities totaling $650,000 were added to the existing A/R financing line. Total borrowings under the inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement), and the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). In June 2000, the A/R line was increased to $3,000,000. In August 2000, the A/R line increased to $3,200,000 and again in October to $3,500,000.

Outstanding borrowings are collateralized by primarily all of the Company's assets. The line of credit expires on June 18, 2002. The balance outstanding as of October 30, 2000 was $2,935,000 on the A/R line, and $631,000 on the inventory line. The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum.

On August 14, 2000, the Company became obligated to its primary lender under a $1,500,000 term loan, which bears interest at prime plus four (4%) per annum and requires twenty-one principal payments of $31,200, with a final lump sum payment due on June 15, 2002. This term loan was used to fund the asset acquisition of the new Enclosure and Sheet Metal business (see Note 10), to buy out one existing capital lease and to pay off the $300,000 term loan . As of October 31, 2000 the balance outstanding of this term loan was $1,438,000.

On July 6, 2000, in consideration for the A/R line increase in June 2000 and the $1,500,000 term loan, the Company issued a Warrant to purchase common stock to its primary lender. The Warrant allows the holder to purchase 200,000 shares of the Company's common stock at a price of $1.43 per share; the Warrant expires on October 28, 2001.

3.     DEBT/EQUITY  EXCHANGE

In December 1998, NMT became obligated under a five-year note, payable to Green International West ("GIW") in conjunction with the acquisition of the metal stamping operation, in the amount of $350,000, bearing interest at 8%. In addition, NMT entered into a capital lease for the purchase of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The Company exercised its option to purchase this equipment on December 1, 1999 and became obligated, to GIW, under a four year note in the amount of $490,000 which bears interest at 8%.

In the quarter ended September 30, 2000, GIW and the Company completed negotiations to re-schedule the notes described above and to exchange a portion of the debt for equity. On August 17, 2000, GIW was granted a Warrant to purchase 400,000 shares of the Company's common stock at a price of $1.37 per share. The Warrant was exercised the same day at a cost of $548,000. The Company accepted $200,000 of the cost to exercise in the form of a short-term recourse note receivable due to NMT from GIW maturing on March 31, 2001. The remaining $348,000 of the cost to exercise was applied to the outstanding principal of the $350,000 and $490,000 notes discussed above. This resulted in the rescheduling of the final payment to April 2003. As of October 30, 2000, the remaining principal balance of the two notes totaled $362,000.

GIW also agreed to take a subordinate position on the equipment acquired at the time of the original transaction with GIW and in return the Company granted GIW a Warrant to purchase 100,000 shares of common stock at an exercise price of $1.438 or at a price to be adjusted at exercise if the stock price is not $2.00 at July 6, 2002. This subordination allowed the Company to secure additional financing against that equipment as collateral.

4.     SEGMENT  INFORMATION

NMT is an Electronic Manufacturing Services ("EMS") company. The Company's operations are managed by divisions which offer complementary manufacturing services. These two reportable business segments are Electronic Interconnect Manufacturing Services ("EI") and Enclosure and Metal Fabrication Manufacturing Services ("EMF") In conjunction with addition of the enclosure and sheet metal business in August 2000, the Company renamed its segments to be more representative of types of manufacturing services each segment provides. The EI segment manufactures and sells printed circuit board assemblies, and wire and cable harnesses. The EMF segment manufactures electronic enclosures and other sheet metal, machined and stamped metal products, as well as secondary processing services, including phosphate, anodizing and heat treat services.

In evaluating financial performance, management focuses on operating income as a measure of profit or loss. Operating income is before interest expense, interest income and income tax expense. Other includes corporate expenses, charges that do not relate to current operations, divested operations and inter-company elimination. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following table summarizes financial information by business segment from continuing operations.




                    THREE MONTHS ENDED   THREE MONTHS ENDED    SIX MONTHS ENDED          SIX MONTHS ENDED
                   ------------------    ------------------    ----------------          ----------------

                   SEPTEMBER 30, 2000    SEPTEMBER 30, 1999    SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                   -------------------  --------------------  --------------------  --------------------
REVENUE:
  EI. . . . . . .  $             4,236  $             1,818   $             7,763   $             2,697
  EMF . . . . . .                1,651                  673                 3,138                 1,547
  Other . . . . .                   --                   --                    --                    --
                   -------------------  --------------------  --------------------  --------------------
  Total . . . . .  $             5,887  $             2,491   $            10,901   $             4,244
                   ===================  ====================  ====================  ====================

SEGMENT OPERATING
   PROFIT (LOSS):
  EI. . . . . . .  $               487  $              (136)  $             1,037   $              (530)
  EMF . . . . . .                    5                 (363)                 (185)                 (889)
  Other . . . . .                   32                   (9)                  (33)                   60
                   -------------------  --------------------  --------------------  --------------------
  Total . . . . .  $               524  $              (508)  $               819   $            (1,359)
                   ===================  ====================  ====================  ====================


5.     COMPREHENSIVE  INCOME

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

6.     INCOME  TAXES

The Company's effective tax rate differs from the statutory tax rate due to valuation allowances on deferred tax assets.

7.     BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 10,832,000 and 9,922,000, in the second quarters of fiscal years 2000 and 1999, respectively and 10,535,000 and 9,918,000, in the six months periods ended September 30, 2000 and 1999, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Incremental shares from assumed conversions of options and warrants representing approximately 1,585,000 shares and 1,473,000 were used in computations of diluted earnings per share for the three months and six months ended September 30, 2000, respectively. For the three and six months ended September 30, 1999, options and warrants to purchase approximately 2,182,000 shares were not used in computations of diluted earnings per share because their effect was anti-dilutive. For the three month and six months ended September 30, 2000, outstanding options and warrants for the purchase of approximately 391,000 and 466,000 shares, respectively, were not used in computations of diluted earnings per share because they were priced above the average market value for the three month and six months ending September 30, 2000.

8.     DISCONTINUED  OPERATIONS

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

9.     ACQUISITION  OF  SHEET  METAL  AND  ENCLOSURE  MANUFACTURING  ASSETS

 On August 17, 2000, the Company acquired certain assets and business operations previously owned by a precision sheet metal and enclosure manufacturer. These assets were acquired from that previous company's secured lender. On August 18, 2000, the Company then initiated its precision sheet metal and enclosure business. The cost of the asset and business operations acquisition was approximately $1,011,000 and was financed by partial use of a term loan in the amount $1,500,000 from the Company's primary lender (see Note 2). This term loan bears interest at prime plus four (4%) per annum, requires twenty-one monthly payments of $31,200, with lump sum payment due on June 15, 2002. The Company also entered into a three month sublease for a 58,000 square foot facility in Vista, CA., which provides for monthly rental payments of $20,000. The Company has signed a letter of agreement with the lessor which would call for a long-term lease that would provide for base rent of $29,000 per month and expire on June 30, 2008. The Company recorded additional costs related to the transaction of $171,000 in intangible assets which is being amortized over a twenty year period.


10.     ACQUISITION  OF  I-PAC  MANUFACTURING,  INC.

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

If any performance milestones are met, the issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of the Company's outstanding options and warrants will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. Per the terms of the Merger a stock option exercise of a pre-merger stock option triggers the issuance of additional common shares to the I-PAC Shareholders (the I-PAC Shareholders are Patrick W. Moore, the Company's President, Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, James P. Hill, a director and major shareholder and Michael Moore, a director), allocated among them in proportion to their ownership of I-PAC shares as of the closing date of the Merger. During the quarter ended September 30, 2000, 423,330 shares were issued to the former I-PAC shareholders in relation to the exercise of pre-merger stock options. As of October 15, 2000, a total of 644,994 shares have been issued to the former I-PAC shareholders in relation to the exercise of pre-merger stock options and 97,749 pre-merger options and warrants remain outstanding which, if exercised, would result in additional issuances of shares to the former I-PAC shareholders. The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of the Company's outstanding options and warrants are treated in accordance with APB 16, in that any additional shares are treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The $2,200,000 excess of the purchase price over the fair value of I-PAC's net assets is amortized over a twenty year period. As of October 24, 2000, the Company is currently reviewing, but has not yet made a determination as to whether any performance milestones have been achieved.

11.     RELATED  PARTY  TRANSACTIONS

During the quarter ended September 30, 2000, the Company recorded approximately $10,000 of goodwill related to earn out accruals from the July 1, 1998 acquisition of MGM Techrep, Inc., (a company previously owned by Patrick W. Moore, National Manufacturing Technologies' President, Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, and James P. Hill, a director and major shareholder) as compared to $10,000 in the quarter ended September 30, 1999. During the quarter ended September 30, 2000 the Company paid approximately $11,000 of these earn out accruals as compared to $18,900 during the quarter ended September 30, 1999. At September 30, 2000 the Company had approximately $5,000 in earn out payments due to MGM.

During the quarter ended September 30, 2000 the Company did not pay anything to Sullivan, Hill, Lewin, Rez, and Engle ("SHLRE") a law firm in which James P. Hill, a director and major shareholder, is a partner, as compared to $70,000 during the quarter ended September 30, 1999. In the quarter ended September 30, 2000, the Company paid approximately $7,000 to R. P. Hill and Lucy Hill, James
P. Hill's parents, for the letter of credit they posted in the amount of $275,000 which guarantees the capitalized lease payment on the 1958 Kellogg facility; final interest payment is due on July 2, 2003.

On  October  1, 1999, the Company entered into a contract agreement with William
L. Grivas, Sr., a major shareholder, whereby Mr. Grivas would represent the Company in connection with selling or bartering certain inventory and negotiating settlements of certain of the Company's liabilities. Under this consulting agreement, Mr. Grivas was paid $42,000 during the quarter ended September 30, 2000.

The Company recorded $711,000 and $719,000 in purchases for the three and six months ended September 30, 2000 from Epitech, Inc., a company whose officers and directors include William L. Grivas and Brian Kissinger (a director), for materials and services. The company paid approximately $155,000 to Epitech and had an accounts payable balance of approximately $564,000 as of September 30, 2000. In addition, the Company recorded revenues from Epitech for $129,000 and $147,000 for the three and six months ended September 30, 2000 respectively. The Company received payments of $113,000 and had an accounts receivable balance of approximately $34,000 as of September 30, 2000.

During the quarter ended June 30, 2000, the Compensation Committee approved an agreement with Jim Hill whereas Mr. Hill would provide consulting services to the Company on certain pending business transactions outside of the normal scope of services of a director. Mr. Hill was paid $7,500 and $14,000 for these services in the three and six months ended September 30, 2000, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Continuing  Operations
----------------------

Consolidated revenues for the quarter ended September 30, 2000 increased approximately $3,396,000 or 136.3% to $5,887,000 from $2,491,000 for the quarter ended September 30, 1999. The Electronics Interconnect Manufacturing Services Group ("EI") revenue increased $2,418,000 or 133.0 % to $4,236,000 from $1,818,000 for the quarter ended September 30, 1999. The Enclosure and Metal Fabrication Manufacturing Services Group ("EMF") revenue increased $978,000 or 145.3% to $1,651,000 from $673,000 for the quarter ended September 30, 1999. The increase in the EI Group revenue is the result of an expanding customer base and increased demand from existing customers, which is expected to continue. The increase in the EMF Group is the result of the addition of the sheet metal and enclosure operation and expanded shipments for the metal stamping facility.

Consolidated gross margin for the quarter ended September 30, 2000 increased $1,329,000 or 193.4% to $2,016,000 from $687,000 for the quarter ended September 30, 1999. This increase is primarily attributable to higher sales volume in both the EI and EMF Group. Total gross margin as a percent of revenues increased 6.6% to 34.2% for the three months ended September 30, 2000 as compared to 27.6% for the three months ended September 30, 1999. The current quarter amount is comprised of approximately $1,246,000 or 29.4% of EI gross margin, an increase of $729,000 compared with $517,000 or 28.4% for the quarter ended September 30, 1999. The EMF group gross margin increased $600,000 to $770,000 or 46.6% as compared with $170,000 or 25.3% for the quarter ended September 30, 1999. The consolidated gross margin represents an amount considered by management to be expected under normal operating conditions.

Consolidated selling, general, and administrative ("SG&A") expenses for the quarter ended September 30, 2000 increased $296,000 or 24.8% to approximately $1,491,000 from $1,195,000 for the quarter ended September 30, 1999. This amount is comprised of approximately $383,000 of corporate SG&A expenses as compared to $375,000 in the quarter ended September 30, 1999. EI group SG&A expenses were $457,000, as compared to $390,000 in the quarter ended September 30, 1999 and EMF group expenses were $651,000 as compared to $430,000 for the quarter ended September 30, 1999. The increases in SG&A expense at the group levels were mainly due to the acquisition of the sheet metal and enclosure operation as well as the addition of staff to support the increased level of revenues.

Consolidated operating profit for the quarter ended September 30, 2000 increased $1,032,000 or 203.1% to an operating profit of $524,000, or 8.9%, from an operating loss of $508,000, or (20.4%), for the quarter ended September 30, 1999. This increase is due to strong revenue growth concentrated in the EI group and new revenue growth created by the acquisition of the sheet metal and enclosure operation in the EMF group.

Consolidated other expense for the quarter ended September 30, 2000 totaled approximately $127,000 compared to other income of $67,000 for the quarter ended September 30, 1999. It was comprised primarily of interest expense of $369,000 as compared to $42,000 for the quarter ended September 30, 1999, and other income of $242,000 as compared to $109,000 for the quarter ended September 30, 1999. The other income resulted from accounts payable settlements in the amount of $23,000, bad debt recovery of $188,000 and a gain on the sale of assets of $31,000.

The net effect of the increases in revenues and the improved gross margins resulted in a consolidated net income from continuing operations of $397,000, or 6.7%, or $0.04 basic and $0.03 diluted earnings per share for the quarter ended September 30, 2000. This is an increase of $838,000 in net income or 190.0% from the net loss from continuing operations from the same period in 1999 of $441,000 ($0.04 per share).

Discontinued  Operations
------------------------

On June 21, 1999, the Company closed the sale of its scanner operations to Scan-Optics.

Current quarter income that is related to the discontinued scanner operation was $32,000 as compared to $371,000 for the quarter ended September 30, 1999. The current quarter income was related to a reduction of accrued liabilities for the scanner operation that were not needed. The quarter ended September 30, 1999 income included $218,000 of inventory reserves related to the Photomatrix scanner operation that were not required, $73,000 of accounts receivable reserves for the Photomatrix scanner operation that were not required, $65,000 of accruals for estimated losses at Lexia that were not required and $15,000 of miscellaneous accruals for the Photomatrix scanner operation that were not required.

During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc. There is no current quarter income related to Lexia Systems, Inc. Current year income from discontinued operations included $457,000 for the write-off of accounts payable and unpaid rent claims of ICL which had been carried on Lexia's books. Lexia had disputed these liabilities with respect to ICL in light of its own offsetting claims and defenses. The legal statute of limitations on these ICL claims expired during the quarter ended June 30, 2000.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1999

Continuing  Operations
----------------------

Consolidated revenues for the six months ended September 30, 2000 increased approximately $6,657,000 or 156.9% to $10,901,000 from $4,244,000 for the six months ended September 30, 1999. The Electronics Interconnect Manufacturing Services Group ("EI") revenue increased $5,065,000 or 187.7 % to $7,763,000 from $2,698,000 for the six months ended September 30, 1999. The Enclosure and Metal Fabrication Manufacturing Services Group ("EMF") revenue increased $1,591,000 or 102.8% to $3,138,000 from $1,547,000 for the six months ended September 30, 1999. The increase in the EI Group revenue is the result of an expanding customer base and increased demand from existing customers, which is expected to continue. The increase in the EMF Group revenue is the result of the addition of the sheet metal and enclosure operation and expanded shipments for the metal stamping facility.

Consolidated gross margin for the six months ended September 30, 2000 increased $2,360,000 or 182.4% to $3,654,000 from $1,294,000 for the six months ended
September 30, 1999. This increase is primarily attributable to higher sales volume in both the EI and EMF Group. Total gross margin as a percent of revenues increased 3.0% to 33.5% for the six months ended September 30, 2000 as compared to 30.5% for the six months ended September 30, 1999. The current six months amount is comprised of approximately $2,479,000 or 31.9% of EI gross margin, an increase of $1,606,000 compared with $873,000 or 32.4% for the six months ended September 30, 1999. The EMF group gross margin increased $754,000 to $1,175,000 or 37.4% as compared with $421,000 or 27.2% for the six months ended September 30, 1999. The consolidated gross margin for the six months ended September 30, 2000 represents an amount considered by management expected under normal operating conditions.

Consolidated selling, general, and administrative ("SG&A") expenses for the six months ended September 30, 2000 increased $182,000 or 6.9% to approximately $2,835,000 from $2,653,000 for the six months ended September 30, 1999. This amount is comprised of approximately $710,000 of corporate SG&A expenses as compared to $1,019,000 in the six months ended September 30, 1999. The decrease is mainly due to staff reductions which occurred as a result of the sale of the scanner operations. EI group SG&A expenses were $957,000, as compared to $774,000 in the six months ended September 30, 1999 and EMF group SG&A expenses were $1,168,000 as compared to $860,000 for the six months ended September 30, 1999. The increases in SG&A expense at the group levels were mainly due to additional staff to support the increased level of revenues created by an expanding customer base and the sheet metal and enclosure acquisition.

Consolidated operating profit for the six months ended September 30, 2000 increased $2,178,000 or 160.3% from an operating loss of $1,359,000, or (32.0%), to an operating profit of $819,000, or 7.5%, as compared to the six months ended September 30, 1999. This increase is due to revenue growth in both the EI and EMF groups. The EMF group also benefited from the acquisition of the sheet metal and enclosure facility.

Consolidated other expense for the six months ended September 30, 2000 totaled approximately $198,000 compared to an expense of $9,000 for the six months ended September 30, 1999. It was comprised primarily of interest expense of $553,000 as compared to $152,000 for the six months ended September 30, 1999, and other income of $355,000. The other income resulted from accounts payable settlements in the amount of $95,000, bad debt recovery of $216,000, rental income of $5,000, recognition of gain on the sale of assets of $35,000, and miscellaneous income of $3,000.

The net effect of the increases in revenues resulted in a consolidated net income from continuing operations of $621,000, or 5.7%, or $0.06 basic and $0.05 diluted earnings per share for the six months ended September 30, 2000. This is an increase of $1,989,000 in net income from continuing operations or 145.4% from the net loss from continuing operations from the same period in 1999 of $1,368,000 ($0.14 per share). There was current year income from discontinued operations of $507,000, or 4.7% as compared to $761,000, or 17.9% for the six months ended September 30, 1999. The net result for the six months ended September 30, 2000 was net income of $1,128,000, or 10.3%, an increase of 285.8% as compared to a net loss of $607,000, or 14.3%, in the six months ended September 30, 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

   RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES
   ---------------------------------------------------------------------------

On June 18, 1999, the Company entered into a $1,500,000 credit facility with its primary lender that included a $1,200,000 A/R line of credit and a $300,000 term loan. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). In December 1999, the A/R line was increased to $2,000,000, and inventory lines totaling $650,000 were added to the existing line. In June 2000 the A/R line was increased to $3,000,000 to support revenue growth and then increased to $3,500,000 in August 2000. Outstanding borrowings are collateralized by primarily all of the Company's assets. Total borrowings under the inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement) and the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The line of credit expires on June 18, 2002. The balance outstanding, as of October 30, 2000 was $2,935,000 on the A/R line, and $631,000 on the inventory lines. The term loan of $300,000 was fully paid when the company restructured its debt during the acquisition of the sheet metal and enclosure operation (see below). The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum.

On August 14, 2000, the Company became obligated to its primary lender under a $1,500,000 term loan, which bears interest at prime plus four (4%) per annum and requires twenty-one principal payments of $31,200, with a final lump sum payment due on June 15, 2002. This term loan was used to fund the asset acquisition of the new Enclosure and Sheet Metal business and to buy out some existing capital leases. It was also used to retire the debt on the then existing term loan of $300,000. As of October 30, 2000 the balance remaining on the new term loan was $1,438,000.

In December 1998, NMT became obligated under a five-year note, payable to Green International West ("GIW"), in the amount of $350,000, bearing interest at 8%. Future note payments may be made in a combination of National Manufacturing Technologies stock and cash at the election of the parties. In addition, NMT entered into a capital lease for the purchase of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease were satisfied with the issuance of 25,000 shares of National Manufacturing Technologies common stock valued at $2.00 per share. National Manufacturing Technologies agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for these initial shares issued for the first year's payments on the note and the equipment lease. The Company exercised its option to purchase this equipment on December 1, 1999 and now is obligated, to GIW, under a four year note in the amount of $490,000 which bears interest at 8%. NMT also agreed to pay GIW certain royalties (1.75% of sales to existing customers) over a three-year period, all royalties are payable in common stock or cash, at the Company's election. As of March 31, 2000, a total of 116,000 shares of common stock had been issued to GIW for the first 12 months of royalty payments. On March 5, 2000, the agreement with GIW was modified so that all future royalty payments to be payable in cash. To date the scheduled note payments have been paid in cash.

In the quarter ended September 30, 2000, GIW and the Company completed negotiations to re-schedule the notes described above and to exchange a portion of the debt for equity. On August 17, 2000, GIW was granted a Warrant to purchase 400,000 shares of the Company's common stock at a price of $1.37 per share. The Warrant was exercised the same day at a cost of $548,000. The Company accepted $200,000 of the cost to exercise in the form of a short-term recourse note receivable due to NMT from GIW maturing on March 31, 2001. The remaining $348,000 of the cost to exercise was applied to the outstanding principal of the $350,000 and $490,000 notes discussed above. This resulted in the rescheduling of the final payment to April 2003. As of August 16, 2000, the remaining principal balance of the two notes totaled $362,000.

GIW also agreed to take a subordinate position on the equipment acquired at the time of the original transaction with GIW and in return the Company granted GIW a Warrant to purchase 100,000 shares of common stock at an exercise price of $1.438 or at a price to be adjusted at exercise if the stock price is not $2.00 at July 6, 2002. This subordination allowed the Company to secure additional financing against that equipment as collateral. In addition, the next royalty payment due December 30, 2000, would be payable in stock in accordance with the original terms of the agreement and the payment due June 30, 2001 could be payable in cash or stock at GIW's election. Royalty payments thereafter will return to be paid in cash only, in accordance with the amendment to the agreement reached in March 2000.

The Company is also obligated under a series of notes payable totaling $240,000 as of September 30, 2000. These notes bear interest at a rate of 8% per annum and matured in April 2000. Interest and principal payments totaling $16,000 are due monthly. Since October 1998, the Company has made two payments on these notes in July 1999 and August 1999. These notes are included in net liabilities of discontinued operations.

The Company also has certain equipment notes in the aggregate amount of $29,000 as of September 30, 2000, with interest rates varying between 8% and 26.6% with final payments due between 2001 and 2002. These notes are collateralized by equipment. In addition, the Company also has certain capital leases in the aggregate amount of $2,848,000 as of September 30, 2000 for the property at 1958 Kellogg, Carlsbad, CA. Combined, these leases call for minimum monthly payments aggregating approximately $29,000 per month.

During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in September 1999. As of October 2000, the Company has made payments totaling $25,000 since July 1999 on this liability which is currently at a balance of $65,000. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of International Computers Limited, Inc. ("ICL") and related entities in the amount of $457,000 at March 31, 2000. These liabilities are included in current liabilities as net liabilities of discontinued operations. In June 2000, the Company wrote-off the $457,000 of accounts payable and unpaid rent claims of ICL which had been carried on Lexia's books. Lexia had disputed these liabilities with respect to ICL in light of its own offsetting claims and defenses. The legal statute of limitations on these ICL claims has now expired.

The Company's sources of future short-term liquidity are its cash balance of $123,000 as of September 30, 2000, and the unused amount of its $4.15 million credit facility. $3.5 million of this credit facility is a line of credit against eligible accounts receivable ("A/R line"). Additionally, $650,000 of the credit facility can be used against eligible inventory. Availability under the line of credit can be limited based upon the balance of eligible accounts receivable as described above. Availability under the inventory lines of credit can be limited based upon the balance of eligible metal inventory and electronics inventory as described above. Increased limits for this line were established in December 1999, June 2000, August 2000 and October 2000. The A/R line was increased to $3.0 million from $2.0 million in June 2000, increased to $3.2 million in August 2000 and increased to $3.5 million in October 2000. Prior to that it was increased $2.0 million from $1.2 million in December 1999 to aid revenue growth in the both operating segments. The Company also expects additional financing from the equipment re-financing transaction with GIW which was discussed above; at this time, the Company does not have a reasonable estimate of the dollar value of this potential financing.

The Company is currently obligated as a guarantor under an assignment agreement of a lease. The amount is approximately $18,550 per month through September 2002. As of October 2000, the Company has not been required to pay any amounts related to this guarantee. The Company is also obligated to pay approximately $7,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

In the first quarter of fiscal year 2001, current and former employees exercised stock options to purchase a total of 244,164 shares of the Company's common stock. These exercises in the first quarter of fiscal year 2001, provided $86,584 in cash to the Company. In the second quarter of fiscal year 2001, former employees exercised stock options for the purchase of 448,334 shares of common stock for a total purchase price of $127,080.

The Company anticipates that its current cash position, revenue from operations, favorable credit terms with several key vendors, funds from its existing line of credit, and additional collateral financing that may be available to the Company, will be sufficient to finance its working capital and capital requirements for the next twelve months. However, the Company's capital requirements may increase as a result of competitive and technological developments and the terms and conditions of any future strategic transactions. Although there can be no assurance that the Company will be able to raise additional capital under favorable terms, if at all, the Company was successful in negotiating an increase of $200,000 in its credit facility during the quarter ended September 30, 2000. In October 2000, the Company was successful in negotiating an additional increase of $300,000 in its credit facility.


                          NEW ACCOUNTING PRONOUNCEMENTS
                          -----------------------------

In December 1999, the SEC released Staff Accounting Bulletin 101 ("SAB 101") , Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. SAB 101B was subsequently issued in June, 2000, deferring the requirement to adopt the revised guidance until the Company's quarter ended March 31, 2001. The Company does not expect adoption of SAB 101 to have a material effect on its financial position or results of operations.

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

In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 states that all costs relating to software used to operate a web site and relating to development of initial graphics and web page design should be accounted for using Statement of Position ("SOP") 98-1. Under this SOP, costs incurred in the preliminary project stage should be expensed as incurred, as should most training and data conversion costs. External direct costs of materials and services and internal direct payroll-related costs should be capitalized once certain criteria are met. EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. The Company's has adopted EITF 00-02 and it did not have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company has adopted SFAS 133 and it did not have a material effect on its financial position or results of operations.

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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------
          None


ITEM  5.  OTHER  INFORMATION
          ------------------
          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          -------------------------------------

a.     Reports  on  Form  8-K
       ----------------------
       None

b.     Exhibits
       --------




10.48.2    Warrant Exercise Agreement with Green International West dated August 17, 2000
10.57.1    First Amendment to Loan and Security Agreement with Celtic Capital dated December 15, 1999
10.57.2    Second Amendment to Loan and Security Agreement with Celtic Capital dated August 14, 2000
10.57.3    Third Amendment to Loan and Security Agreement with Celtic Capital dated October 16, 2000
10.57.4    $700,000 Term Note with Celtic Capital dated August 14, 2000
10.57.5    $800,000 Term Note with Celtic Capital dated August 14, 2000
  10.71    Quitclaim Bill of Sale with Foothill Capital dated August 17, 2000
  10.72    Warrant Agreement with Celtic Capital dated July 6, 2000
     27    Financial Data Schedule



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NATIONAL MANUFACTURING TECHNOLOGIES, INC.


Date:  November 13, 2000. .  . . . . . . . . . .  by  /s/ Patrick W. Moore
                                                 --------------------------
                                                  Patrick W. Moore
                                                  Chairman, Chief Executive
                                                  Officer and President

Date:  November 13, 2000.  . . . . . . . . . . .  by  /s/    Larry Naritelli
                                                  --------------------------
                                                   Larry Naritelli
                                                   Controller
                                                   Principal Accounting Officer