Form 10QSB
period 2000-12-31
NATIONAL MANUFACTURING TECHNOLOGIES
filed 2001-03-26
CIK 814427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(  X  )     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                For the quarterly period ended December 31, 2000

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

                                Yes     X     No
                                       --

        At February 28, 2001, 12,046,000 shares of Common Stock of National
              Manufacturing  Technologies, Inc., were outstanding.


Transitional  Small  Business  Disclosure  Format.

                                 Yes     No    X
                                              --

                                      INDEX

                    NATIONAL MANUFACTURING TECHNOLOGIES, INC.



                                            Page
                                            ----



PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------

ITEM 1:  FINANCIAL STATEMENTS

Consolidated balance sheets as of  December 31, 2000 (unaudited) and March 31, 2000   2

Unaudited consolidated statements of operations for the three and nine months
     ended December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . .   3

Unaudited consolidated statements of cash flows for the nine months ended
     December 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Unaudited notes to consolidated financial statements. . . . . . . . . . . . . . . .   5


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .  13


PART II - OTHER INFORMATION
-----------------------------------------------------------------------------------

ITEM 1:   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 2:   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 3:   DEFAULT UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . .  20

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . .  20

ITEM 5:   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . .  21

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22



           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS







                                                         DECEMBER 31, 2000
ASSETS                                                      (UNAUDITED)       MARCH 31, 2000
                                                        -------------------  ----------------
Current assets:
   Cash. . . . . . . . . . . . . . . . . . . . . . . .  $           26,000   $       101,000
  Accounts receivable, net of allowance
       of $500,000 and $584,000. . . . . . . . . . . .           3,819,000         1,998,000
  Inventories. . . . . . . . . . . . . . . . . . . . .           2,564,000         1,012,000
  Prepaid expenses and other . . . . . . . . . . . . .             288,000            31,000
                                                        -------------------  ----------------
       Total current assets. . . . . . . . . . . . . .           6,697,000         3,142,000

Property and equipment, net. . . . . . . . . . . . . .           4,643,000         3,743,000
Goodwill, net. . . . . . . . . . . . . . . . . . . . .           3,374,000         2,373,000
Other assets . . . . . . . . . . . . . . . . . . . . .             187,000            12,000
                                                        -------------------  ----------------

Total assets . . . . . . . . . . . . . . . . . . . . .  $       14,901,000   $     9,270,000
                                                        ===================  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . .  $        2,645,000   $     1,240,000
   Accrued liabilities . . . . . . . . . . . . . . . .           1,518,000         1,307,000
   Credit facility . . . . . . . . . . . . . . . . . .           3,351,000         1,978,000
   Net liabilities of discontinued operations. . . . .           2,114,000         1,211,000
   Current maturities of long-term debt. . . . . . . .             850,000           366,000
                                                        -------------------  ----------------
       Total current liabilities . . . . . . . . . . .          10,478,000         6,102,000

Other long-term liabilities. . . . . . . . . . . . . .              73,000            69,000
Long-term debt . . . . . . . . . . . . . . . . . . . .           2,908,000         3,251,000
                                                        -------------------  ----------------

Total liabilities. . . . . . . . . . . . . . . . . . .          13,459,000         9,422,000
                                                        ===================  ================


Shareholders' equity:
   Preferred Stock, no par value; 3,173,000 shares
        Authorized, no shares issued and outstanding .                  --                --
   Common stock, no par value; 30 million shares
       Authorized and 12,046,000 and 10,114,000 shares
       issued and outstanding, respectively. . . . . .          22,617,000        21,449,000
   Additional paid-in capital. . . . . . . . . . . . .             805,000           166,000
   Accumulated deficit . . . . . . . . . . . . . . . .         (21,980,000)      (21,767,000)
                                                        -------------------  ----------------
       Total shareholders' equity. . . . . . . . . . .           1,442,000          (152,000)
                                                        -------------------  ----------------

                                                        $       14,901,000   $     9,270,000
                                                        ===================  ================



     The accompanying notes are an integral part of these consolidated financial statements.

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            DECEMBER 31               DECEMBER 31
                                                          2000           1999          2000          1999
                                                  -------------  -------------  ------------  ------------

Revenues . . . . . . . . . . . . . . . . . . . .  $  4,665,000   $  1,945,000   $13,857,000   $ 5,538,000
Cost of revenues . . . . . . . . . . . . . . . .     3,445,000      1,151,000     9,221,000     3,579,000
                                                  -------------  -------------  ------------  ------------

Gross profit                                         1,220,000        794,000     4,636,000     1,959,000

   Selling, general and administrative expenses.     1,325,000      1,050,000     3,327,000     3,047,000
                                                  -------------  -------------  ------------  ------------

Operating income/(loss). . . . . . . . . . . . .      (105,000)      (256,000)    1,309,000    (1,088,000)
                                                  -------------  -------------  ------------  ------------


Other income/(expense), net. . . . . . . . . . .      (277,000)        44,000      (394,000)       35,000
                                                  -------------  -------------  ------------  ------------
Income/(loss) from continuing operations
    before income taxes. . . . . . . . . . . . .      (382,000)      (212,000)      915,000    (1,053,000)
Provision for income taxes . . . . . . . . . . .            --             --            --            --
                                                  -------------  -------------  ------------  ------------
Income/(loss) from continuing operations . . . .      (382,000)      (212,000)      915,000    (1,053,000)

Income/(loss) from discontinued operations . . .      (959,000)      (220,000)   (1,128,000)       13,000
                                                  -------------  -------------  ------------  ------------

Net income/(loss). . . . . . . . . . . . . . . .  $ (1,341,000)  $   (432,000)  $  (213,000)  $(1,040,000)
                                                  =============  =============  ============  ============



Basic net income/(loss) per share:
   Continuing operations . . . . . . . . . . . .  $      (0.03)  $      (0.02)  $      0.08   $     (0.10)
   Discontinued operations . . . . . . . . . . .  $      (0.08)  $      (0.02)  $     (0.10)  $      0.00
                                                  -------------  -------------  ------------  ------------
   Net income/(loss) . . . . . . . . . . . . . .  $      (0.11)  $      (0.04)  $     (0.02)  $     (0.10)
                                                  =============  =============  ============  ============

Basic weighted average number of common
    Shares outstanding . . . . . . . . . . . . .    11,940,000      9,983,000    11,107,000     9,940,000
                                                  =============  =============  ============  ============

Diluted net income/(loss) per share:
   Continuing operations . . . . . . . . . . . .  $      (0.03)  $      (0.02)  $      0.07   $     (0.10)
   Discontinued operations . . . . . . . . . . .  $      (0.08)  $      (0.02)  $     (0.09)  $      0.00
                                                  -------------  -------------  ------------  ------------
   Net income/(loss) . . . . . . . . . . . . . .  $      (0.11)  $      (0.04)  $     (0.02)  $     (0.10)
                                                  =============  =============  ============  ============

Diluted weighted average number of common
   shares outstanding. . . . . . . . . . . . . .    11,940,000      9,983,000    12,776,000     9,940,000
                                                  =============  =============  ============  ============

    The accompanying notes are an integral part of these consolidated financial statements

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                     NINE MONTHS ENDED DECEMBER 31


                                                                         2000          1999
                                                                  ------------  ------------
Cash flows from operating activities:
Net income/(loss): . . . . . . . . . . . . . . . . . . . . . . .  $  (213,000)  $(1,040,000)
Net income/(loss) from discontinued operations . . . . . . . . .   (1,128,000)       13,000
                                                                  ------------  ------------
Net income/(loss) from continuing operations . . . . . . . . . .      915,000    (1,053,000)
   Adjustments:
      Depreciation and amortization. . . . . . . . . . . . . . .      347,000       168,000
      Amortization of goodwill . . . . . . . . . . . . . . . . .      129,000        63,000
      Provision for doubtful accounts. . . . . . . . . . . . . .      (79,000)       81,000
      Provision for inventory. . . . . . . . . . . . . . . . . .           --        (7,000)
      Options issued for compensation. . . . . . . . . . . . . .        5,000        16,000

      Changes in assets and liabilities, net of assets acquired:
         Accounts receivable . . . . . . . . . . . . . . . . . .   (1,742,000)     (415,000)
         Inventories . . . . . . . . . . . . . . . . . . . . . .   (1,552,000)     (465,000)
         Prepaid expenses and current assets . . . . . . . . . .     (176,000)      (53,000)
         Other assets. . . . . . . . . . . . . . . . . . . . . .       30,000        50,000
         Accounts payable. . . . . . . . . . . . . . . . . . . .    1,405,000       (80,000)
         Accrued liabilities . . . . . . . . . . . . . . . . . .      211,000       135,000
         Other long-term liabilities . . . . . . . . . . . . . .        4,000            --
                                                                  ------------  ------------
    Cash used in continuing operations . . . . . . . . . . . . .     (503,000)   (1,560,000)
    Cash provided by (used in) discontinued operations . . . . .     (511,000)    2,060,000
                                                                  ------------  ------------
Cash provided by (used in) operations. . . . . . . . . . . . . .   (1,014,000)      500,000
                                                                  ------------  ------------

Cash flows from investing activities:
    Acquisition of property and equipment. . . . . . . . . . . .     (962,000)      (16,000)
    Costs of acquisitions. . . . . . . . . . . . . . . . . . . .     (305,000)     (319,000)
                                                                  ------------  ------------
Cash provided by (used in) investing activities. . . . . . . . .   (1,267,000)     (335,000)
                                                                  ------------  ------------

Cash flows from financing activities:
Borrowings (payments) under credit facility and long-term debt .    1,863,000      (852,000)
Cash received for the issuance of stock. . . . . . . . . . . . .      343,000        37,000
Proceeds from sale of land and building. . . . . . . . . . . . .           --       651,000
                                                                  ------------  ------------
Cash provided by (used in) financing activities. . . . . . . . .    2,206,000      (164,000)
                                                                  ------------  ------------


Increase/(decrease)  in cash . . . . . . . . . . . . . . . . . .  $   (75,000)  $     1,000
Cash at beginning of period. . . . . . . . . . . . . . . . . . .      101,000        42,000
                                                                  ------------  ------------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . .  $    26,000   $    43,000
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

           NATIONAL MANUFACTURING TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2000 AND MARCH 31, 2000 AND
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

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

The Company has determined that it is in the Company's best interest to sell the link manufacturing operations of its metal stamping subsidiary, National Metal Technologies, Inc. NMT is a supplier of metal stamped ammunition links to prime contractors of the U.S. Government. Because of continuing losses, low gross margins and the defense business character of the link business, the Company has determined that the sale of this non-core (non electronic manufacturing services ("EMS") business) will better enable the Company to focus its resources on its core EMS business. Further, the sale of the links business is expected to provide additional liquidity to the Company. The Company has therefore re-classified the links business as a discontinued operation, and has booked substantial reserves during the quarter against the receivables of the links business. The Company is actively negotiating with parties interested in the purchase of the links business. All significant intercompany transactions and balances have been eliminated.

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

The Company's accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Company's Form
10-KSB, for the year ended March 31, 2000, and subsequent Form 10-QSB's, the Company has experienced recurring losses in prior years and has a working capital deficiency on its balance sheet. The current quarter loss was contributed to by negative impact on the Company's cash flow from the discontinued operation of the links business and associated reserves against accounts receivable booked by the Company, as well as a reduction in revenue from an EMS customer. The Company expects that other existing and recently added new EMS customers will replace this revenue reduction over the next 3-6 months. For the quarter ended December 31, 2000, the Company reported a loss from continuing operations of $382,000 as compared to a net loss of $212,000 from continuing operations for the quarter ended December 31, 1999. For the nine months ended December 31, 2000, the Company reported income from continuing operations before income taxes of $915,000 as compared to a net loss of $1,053,000 from continuing operations before income taxes for the nine months ended December 31, 1999. In addition, the Company's balance sheet as of December 31, 2000 reflects positive shareholder's equity of $1,441,000 as compared to a shareholder's deficit as of March 31, 2000 of $152,000. The Company also feels that the discontinuation of the metal stamping operations and its sale will have a significant positive effect on its future operations.

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

Outstanding borrowings are collateralized by primarily all of the Company's assets. The line of credit expires on June 18, 2002. The balance outstanding as of March 12, 2001 was $2,340,000 on the A/R line, and $572,000 on the inventory line. The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum. Currently, the company is in default of certain covenants with its lender. The company's lender has initiated it rights under the loan covenants to accrue interest on outstanding borrowings at 5% points over the current rate of the bank's prime rate plus 4% per annum. The Company expects to remedy all loan defaults upon the sale of the  discontinued  links  manufacturing  operations.

On August 14, 2000, the Company became obligated to its primary lender under a $1,500,000 term loan, which bears interest at prime plus four (4%) per annum and requires twenty-one principal payments of $31,200, with a final lump sum payment due on June 15, 2002. This term loan was used to fund the asset acquisition of the new Enclosure and Sheet Metal business (see Note 10), to buy out one existing capital lease and to pay off an existing $300,000 term loan. In January 2001, the term loans were funded to their original levels to provide the Company some additional working capital. As of March 12, 2001 the balance outstanding of this term loan was $1,468,000.

On July 6, 2000, in consideration for the A/R line increase in June 2000 and the $1,500,000 term loan, the Company issued a Warrant to purchase common stock to its primary lender. The Warrant allows the holder to purchase 200,000 shares of the Company's common stock at a price of $1.43 per share; the Warrant expires on October 28, 2001.

3.     DECEMBER  1,  2000  STOCK  PRICE  GUARANTEE

On December 18, 1998, the Company entered into an Agreement to acquire certain assets and the business operations of Greene International West, Inc. ("GIW"), a metal stamping company located in Oceanside, California. The new operation was incorporated as National Metal Technologies, Inc. ("NMT"). Under the terms of the agreement, NMT issued GIW a total 100,000 shares of the Company's common stock, 25,000 for payment of GIW's customer list, supplier registrations, contract backlog, proprietary trade data, rights to hire employees and general intangibles of GIW. NMT also agreed to enter into a capital lease of GIW equipment, with an option to purchase the equipment, which was subsequently exercised, for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease were satisfied with the issuance of 25,000 shares of the Company's common stock. The Company agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for the 100,000 initial shares issued. The liability for this stock price guarantee has been computed at $110,000. In consideration for an extension of the payment of this price guarantee, on February 9, 2001, GIW was granted a warrant to purchase 111,089 shares of the Company's common stock at an exercise price of $0.50, which expires on February 8, 2003.

4.     DEBT/EQUITY  EXCHANGE

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

In the quarter ended September 30, 2000, GIW and the Company completed negotiations to re-schedule the notes described above and to exchange a portion of the debt for equity. On August 17, 2000, GIW was granted a Warrant to purchase 400,000 shares of the Company's common stock at a price of $1.37 per share. The Warrant was exercised the same day at a cost of $548,000. The Company accepted $200,000 of the cost to exercise in the form of a short-term recourse note receivable due to NMT from GIW maturing on March 31, 2001. The remaining $348,000 of the cost to exercise was applied to the outstanding principal of the $350,000 and $490,000 notes discussed above. This resulted in the rescheduling of the final payment to April 2003. As of March, 2001, the remaining principal balance of the two notes totaled $362,000.

GIW also agreed to take a subordinate position on the equipment acquired at the time of the original transaction with GIW and in return the Company granted GIW a Warrant to purchase 100,000 shares of common stock at an exercise price of $1.438 or at a price to be adjusted at exercise if the stock price is not $2.00 at July 6, 2002. This subordination allowed the Company to secure additional financing against that equipment as collateral, thereby acquiring the precision sheet metal and enclosure manufacturing business assets.

5.     SEGMENT  INFORMATION

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



(000's  omitted)
                    THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                    DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 2000    DECEMBER 31, 1999
                   -------------------  -------------------  -------------------  -------------------
REVENUE:
  EI. . . . . . .  $            2,736   $            1,571   $           10,579   $            4,268
  EMF . . . . . .               1,929                  374                3,278                1,270
  Other . . . . .                  --                   --                   --                   --
                   -------------------  -------------------  -------------------  -------------------
  Total . . . . .  $            4,665   $            1,945   $           13,857   $            5,538
                   ===================  ===================  ===================  ===================

SEGMENT OPERATING
   PROFIT (LOSS):
  EI. . . . . . .  $             (148)  $             (164)  $              970   $             (720)
  EMF . . . . . .                  15                 (115)                 344                 (476)
  Other . . . . .                  28                   23                   (5)                 108
                   -------------------  -------------------  -------------------  -------------------
  Total . . . . .  $             (105)  $             (256)  $            1,309   $           (1,088)
                   ===================  ===================  ===================  ===================



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

8.     BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE

In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 supersedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under Accounting Principles Board ("APB") Opinion No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. The weighted average number of common shares outstanding used in computing basic EPS was 11,940,000 and 9,983,000, in the third quarters of fiscal years 2000 and 1999, respectively and 11,107,000 and 9,940,000, in the nine months periods ended December 31, 2000 and 1999, respectively. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Incremental shares from assumed conversions of options and warrants representing approximately 2,376,000 shares were used in computation of diluted earnings per share for the nine months ended December 31, 2000. For the three months ended December 31, 2000, options and warrants to purchase approximately 2,963,000 shares were not used in computation of diluted earnings per share because their effect was anti-dilutive. For the three and nine months ended December 31, 1999, options and warrants to purchase approximately 2,208,000 shares were not used in computations of diluted earnings per share because their effect was anti-dilutive. For the nine months ended December 31, 2000, outstanding options and warrants for the purchase of approximately 466,000 shares, were not used in computation of diluted earnings per share because they were priced above the average market value for the three month and nine months ending December 31, 2000.


9.     DISCONTINUED  OPERATIONS

Links  Manufacturing  Operations  of  National  Metal  Technologies,  Inc.
--------------------------------------------------------------------------
The Company has determined that it is in the Company's best interest to sell the link manufacturing operations of its metal stamping subsidiary, National Metal Technologies, Inc. NMT is a supplier of metal stamped ammunition links to prime contractors of the U.S. Government. Because of continuing losses, low gross margins and the defense business character of the link business, the Company has determined that the sale of this non-core (non electronic manufacturing services ("EMS") business) will enable the Company to focus its resources on its core EMS business. Further, the sale of the links business is expected to provide additional liquidity to the Company. The Company has therefore re-classified the links business as a discontinued operations, and has booked substantial reserves during the quarter against the accounts receivable of the links business. The Company is actively negotiating with parties interested in the purchase of the links business. All significant intercompany transactions and balances have been eliminated.

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

10.     ACQUISITION  OF  SHEET  METAL  AND  ENCLOSURE  MANUFACTURING  ASSETS

On August 17, 2000, the Company acquired certain assets and business operations previously owned by a precision sheet metal and enclosure manufacturer. These assets were acquired from that previous company's secured lender. On August 18, 2000, the Company then initiated its precision sheet metal and enclosure business. The cost of the asset and business operations acquisition was approximately $1,011,000 and was financed by partial use of a term loan in the amount $1,500,000 from the Company's primary lender (see Note 2). This term loan bears interest at prime plus four (4%) per annum, requires twenty-one monthly payments of $31,200, with lump sum payment due on June 15, 2002. In November 2000, the Company also entered into a lease for a 58,000 square foot facility in Vista, CA., which provides for monthly rental payments of $35,000 and expires on June 2008. The Company recorded additional costs related to the transaction of $171,000 in intangible assets which is being amortized over a twenty year period.

11.     ACQUISITION  OF  NATIONAL  METAL  TECHNOLOGIES

On December 18, 1998, the Company entered into an Agreement to acquire certain assets and the business operations of Greene International West, Inc. ("GIW"), a metal stamping company located in Oceanside, California. GIW recently emerged from a Chapter 11 Federal Bankruptcy proceeding, which was canceled through the infusion of new capital funds from its major shareholders. The new operation was incorporated as National Metal Technologies, Inc. ("NMT").

Under the original terms of the agreement, NMT paid a total of $500,000, comprised of a down payment of $150,000 satisfied by the issuance of 75,000 shares of the Company's common stock and a five year note in the amount of $350,000, for the purchase of GIW's customer list, supplier registrations, contract backlog, proprietary trade data, rights to hire employees and general intangibles of GIW. Future note payments could be made in a combination of The Company's stock and cash at the election of the parties. In addition, NMT agreed to enter into a capital lease of GIW equipment, with an option to purchase the equipment for $490,000 at the end of the one-year period. The first year rental payments under the equipment lease was satisfied with the issuance of 25,000 shares of the Company's common stock. As the capital lease was a condition of the acquisition, the Company recorded the assets held under the capital lease at their estimated fair value of $943,000 and the related bargain purchase obligation of $490,000 as part of the net assets acquired. The Company exercised its option to purchase this equipment on December 1, 1999 and became obligated, to GIW, under a four year note in the amount of $490,000 which bears interest at 8%. Please see Note 4 - Debt/Equity Exchange for information regarding the refinancing arrangements the Company made with GIW during the quarter ended September 30, 2000.

The Company agreed to price protect the shares issued to GIW shareholders at a price of $2.00 per share, at a point two years from the closing date, for the 100,000 initial shares issued. Please see Note 3 - December 1, 2000 Stock Price Guarantee for information regarding the status of the $2.00 stock price guarantee.

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

12.     ACQUISITION  OF  I-PAC  MANUFACTURING,  INC.

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

If any performance milestones are met, the issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of the Company's outstanding options and warrants will be treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. Per the terms of the Merger a stock option exercise of a pre-merger stock option triggers the issuance of additional common shares to the I-PAC Shareholders (the I-PAC Shareholders are Patrick W. Moore, the Company's President, Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, James P. Hill, a director and major shareholder and Michael Moore, a director), allocated among them in proportion to their ownership of I-PAC shares as of the closing date of the Merger. During the quarter ended December 31, 2000, no shares were issued to the former I-PAC shareholders in relation to the exercise of pre-merger stock options. As of December 31, 2000, a total of 644,994 shares have been issued to the former I-PAC shareholders in relation to the exercise of pre-merger stock options and 87,749 pre-merger options and warrants remain outstanding which, if exercised, would result in additional issuances of shares to the former I-PAC shareholders. The Merger was accounted for as a purchase of I-PAC by the Company for accounting and financial reporting purposes. Under the purchase method of accounting, upon closing of the Merger, I-PAC's results of operations were combined with those of the Company, and I-PAC's assets and liabilities were recorded on the Company's books at their respective fair values. The purchase price, amounting to $2,191,000, was comprised of the value of the stock plus acquisition costs and was allocated among the assets acquired and the liabilities assumed. The issuance of additional shares awarded to I-PAC shareholders under the earn-out formula and/or in connection with the exercise of the Company's outstanding options and warrants are treated in accordance with APB 16, in that any additional shares are treated as additional costs of the acquired enterprise and amortized accordingly over the benefit period. The $2,200,000 excess of the purchase price over the fair value of I-PAC's net assets is amortized over a twenty year period. The Company is currently reviewing data related to the attainment of performance milestones. The Company's Audit Committee expects to issue a determination on the attainment of performance milestones by not later than April 30, 2001.

13.     RELATED  PARTY  TRANSACTIONS

During the quarter ended December 31, 2000, the Company recorded approximately $4,700 of goodwill related to earn out accruals from the July 1, 1998 acquisition of MGM Techrep, Inc., (a company previously owned by Patrick W. Moore, National Manufacturing Technologies' President, Chief Executive Officer, Chairman of the Board and major shareholder, William L. Grivas, a major shareholder, and James P. Hill, a director and major shareholder) as compared to $4,000 in the quarter ended December 31, 1999. During the quarter ended December 31, 2000 the Company paid approximately $14,400 of these earn out accruals as compared to $7,100 during the quarter ended December 31, 1999. At December 31, 2000 the Company had made approximately $4,400 in earn out advance payments to MGM.

During the quarter ended December 31, 2000 the Company did not make any payments to Sullivan, Hill, Lewin, Rez, and Engel ("SHLRE") a law firm in which James P. Hill, a director and major shareholder, is a partner, as compared to no payments during the quarter ended December 31, 1999. In the quarter ended December 31, 2000, the Company paid approximately $7,000 to R. P. Hill and Lucy Hill, James
P. Hill's parents, for the letter of credit they posted in the amount of $275,000 which guarantees the capitalized lease payment on the 1958 Kellogg facility; final interest payment is due on July 2, 2003.

On  October  1, 1999, the Company entered into a contract agreement with William
L. Grivas, Sr., a major shareholder, whereby Mr. Grivas would represent the Company in connection with selling or bartering certain inventory, negotiating settlements of certain of the Company's liabilities in addition to other tasks as assigned. Under this consulting agreement, Mr. Grivas was paid $38,000 during the quarter ended December 31, 2000.

The Company recorded $402,000 and $1,121,000 in purchases for the three and nine months ended December 31, 2000 from Epitech, Inc., a company whose officers and directors include William L. Grivas and Brian Kissinger (a director), for materials and services. During the nine months ended December 31, 2000, Epitech purchased significant materials from a large EMS customer. These materials were purchased from Epitech by the Company for processing and assembly and ultimate sale to that EMS customer. The company paid approximately $600,000 to Epitech and had an accounts payable balance of approximately $693,000 as of December 31, 2000. In addition, the Company recorded revenues from Epitech for $0 and $147,000 for the three and nine months ended December 31, 2000 respectively. The Company received payments of $147,000 as of December 31, 2000.

During the quarter ended June 30, 2000, the Compensation Committee approved an agreement with Jim Hill whereas Mr. Hill would provide consulting services to the Company on certain pending business transactions outside of the normal scope of services of a director. Mr. Hill was paid $0 and $10,000 for these services in the three and nine months ended December 31, 2000, respectively.

14.     SUBSEQUENT  EVENTS

On February 9, 2001, the Company became obligated under a $300,000 Promissory Note to Newtonhill Limited. This note bears interest at 10% per annum and matures on May 5, 2001 or upon other conditions. Patrick Moore, CEO, President and Chairman of the Board secured the loan with 500,000 shares of his personal stock in the Company. For consideration of the Promissory Note, Newtonhill Limited was granted a warrant to purchase 300,000 shares of the Company's common stock at an exercise price of $0.50, which expires on February 8, 2003. The funding of this loan was facilitated by Victor Andonie, principal of GIW and Newtonhill Limited and Mr. Andonie will be paid a Loan Finder's Fee of $10,500 concurrent with the repayment of the Promissory Note.

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

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Continuing  Operations
----------------------

Consolidated revenues for the quarter ended December 31, 2000 increased approximately $2,720,000 or 139.8% to $4,665,000 from $1,945,000 for the quarter ended December 31, 1999. The Electronics Interconnect Manufacturing Services Group ("EI") revenue increased $1,165,000 or 74.2 % to $2,736,000 from $1,571,000 for the quarter ended December 31, 1999. The Enclosure and Metal Fabrication Manufacturing Services Group ("EMF") revenue increased $1,555,000 or 415.8% to $1,929,000 from $374,000 for the quarter ended December 31, 1999. The increase in the EI Group revenue is the result of an expanding customer base and increased orders from existing customers over the same period last year. The increase in the EMF Group is the result of the addition of the precision sheet metal and enclosure business.

Consolidated gross margin for the quarter ended December 31, 2000 increased $426,000 or 53.7% to $1,220,000 from $794,000 for the quarter ended December 31, 1999. This increase is primarily attributable to higher sales volume in both the EI and EMF Group. Total gross margin as a percent of revenues decreased 14.6% to 26.2% for the three months ended December 31, 2000 as compared to 40.8% for the three months ended December 31, 1999. The current quarter amount is comprised of approximately $536,000 or 19.6% of EI gross margin, a decrease of $132,000 compared with $668,000 or 42.5% for the quarter ended December 31, 1999. Significantly higher utility costs and lower operating margins as a result of higher material prices and production inefficiencies as a result of tight cash flow were contributing factors. The EMF group gross margin increased $558,000 to $684,000 or 35.5% as compared with $126,000 or 33.7% for the quarter ended December 31, 1999. The increase in gross margins was due to the inclusion of the precision sheet metal and enclosure manufacturing operations acquired in August, 2000. The consolidated gross margin represents an amount considered by management to be significantly less than expected under normal operating conditions. Margins have been significantly impacted by higher utility costs and inefficiencies introduced by tight cash flow. The Company expects utility costs to be reduced in the future as a result of pending state legislation and material cost and labor inefficiencies to improve with increased liquidity from the sale of the links business. However, there is no guarantee that the Company will be successful in its attempt to sell its links business.

Consolidated selling, general, and administrative ("SG&A") expenses for the quarter ended December 31, 2000 increased $275,000 or 26.2% to approximately $1,325,000 from $1,050,000 for the quarter ended December 31, 1999. This amount is comprised of approximately $446,000 of corporate SG&A expenses as compared to $377,000 in the quarter ended December 31, 1999. All corporate SG&A is allocated to the business groups. EI group SG&A expenses were $422,000, as compared to $531,000 in the quarter ended December 31, 1999 and EMF group expenses were $457,000 as compared to $141,000 for the quarter ended December 31, 1999. The increases in EMF group SG&A expense was mainly due to the acquisition of the sheet metal and enclosure operation as well as the addition of staff to support the increased level of revenues.

Consolidated operating profit for the quarter ended December 31, 2000 increased $151,000 or 59.0% to an operating loss of $105,000, or 2.3%, from an operating loss of $256,000, or 13.2%, for the quarter ended December 31, 1999. This increase is due to revenue growth in the EI group and new revenues created by the acquisition of the sheet metal and enclosure operation in the EMF group.

Consolidated other expense for the quarter ended December 31, 2000 totaled approximately $277,000 compared to other income of $44,000 for the quarter ended December 31, 1999. It was comprised primarily of interest expense of $354,000 as compared to $38,000 for the quarter ended December 31, 1999, and other income of $76,000 as compared to $83,000 for the quarter ended December 31, 1999. The other income resulted from accounts payable settlements in the amount of $2,500, bad debt recovery of $54,500, rental income of $13,500, a gain on the sale of assets of $3,500, and miscellaneous income of $2,000.

Consolidated net income from continuing operations decreased $170,000, or 80.2%, to a net loss of $382,000, or 8.2%, for the quarter ended December 31, 2000 from a $212,000 net loss or 10.9% from continuing operations for the same period in 1999.

The Company's cash flow and revenues were adversely impacted during the quarter ended December 31, 2000 by slow payments from a significant EMS customer and a reduction in business volume from that customer due to a number of factors, including a reduction in sales revenues experienced by that customer. The Company was able to partially offset the impact of delayed payments by slowing payments to its vendors, including Epitech, Inc., a related party major parts vendor who had purchased a significant amount of material from that customer for re-sale to the Company. The Company in continuing its efforts to collect the sums owed to it by its customer.

Discontinued  Operations
------------------------

On June 21, 1999, the Company closed the sale of its scanner operations to Scan-Optics.

There is no current quarter income that is related to the discontinued scanner operation as compared to no income for the quarter ended December 31, 1999.

During fiscal 1997, the Company sold its court reporting business (Xscribe Legal Systems, Inc.) and discontinued Lexia Systems, Inc. There is no current quarter income related to Lexia Systems, Inc.

The Company has approved the discontinuation of the link manufacturing operations of the metal stamping entity and as such these operations have been classified as discontinued operations for the respective periods presented herein. During the current quarter there was an increase in the net loss on discontinued link manufacturing operations of $739,000, or 335.9%, to $959,000 as compared to a loss of $220,000 for the quarter ended December 31, 1999. The increase in the net loss on the discontinued link manufacturing operation is related to low margins, substantially higher utility costs, and reserves against link receivables booked by the Company, pending the sale of this business. The Company is actively negotiating with parties to sell the link manufacturing business. However, there is no guarantee that the Company will be successful in its attempts to sell its links business. The operation of the Company's links business was adversely impacted during the quarter by the decision of its primary customer to order re-testing of a significant quantity of links previously manufactured for that customer. During the testing process, payments to the Company and shipments of product were interrupted and delayed. The testing was not fully completed until March 2001. The results of testing established the acceptability for use of all links manufactured and shipped by the Company. The Company is evaluating its remedies to recover the financial impact to the Company during this period.



NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

Continuing  Operations
----------------------

Consolidated revenues for the nine months ended December 31, 2000 increased approximately $8,319,000 or 150.2% to $13,857,000 from $5,538,000 for the nine months ended December 31, 1999. The Electronics Interconnect Manufacturing Services Group ("EI") revenue increased $6,311,000 or 147.9 % to $10,579,000 from $4,268,000 for the nine months ended December 31, 1999. The Enclosure and Metal Fabrication Manufacturing Services Group ("EMF") revenue increased $2,008,000 or 158.1% to $3,278,000 from $1,270,000 for the nine months ended
December 31, 1999. The increase in the EI Group revenue is the result of an expanding customer base and increased demand from existing customers. The increase in the EMF Group revenue is the result of the addition of the sheet metal and enclosure operation.

Consolidated gross margin for the nine months ended December 31, 2000 increased $2,677,000 or 136.7% to $4,636,000 from $1,959,000 for the nine months ended
December 31, 1999. This increase is primarily attributable to higher sales volume in both the EI and EMF Group. Total gross margin as a percent of revenues decreased 1.9% to 33.5% for the nine months ended December 31, 2000 as compared to 35.4% for the nine months ended December 31, 1999. The current nine months amount is comprised of approximately $3,095,000 or 29.3% of EI gross margin, an increase of $1,577,000 compared with $1,518,000 or 35.6% for the nine months ended December 31, 1999. The EMF group gross margin increased $1,100,000 to $1,541,000 or 47.0% as compared with $441,000 or 34.7% for the nine months ended December 31, 1999. The consolidated gross margin for the nine months ended December 31, 2000 represents an amount considered by management less than expected under normal operating conditions. Margins have been significantly impacted by higher utility costs and inefficiencies introduced by tight cash flow during the quarter ended December 31, 2000. The Company expects utility costs to be reduced in the future as a result of pending state legislation and material cost and labor inefficiencies to improve with increased liquidity from the sale of the links business. However, there is no guarantee that the Company will be successful in its attempts to sell its links business.

Consolidated selling, general, and administrative ("SG&A") expenses for the nine months ended December 31, 2000 increased $280,000 or 9.2% to approximately $3,327,000 from $3,047,000 for the nine months ended December 31, 1999. This amount is comprised of approximately $1,155,000 of corporate SG&A expenses as compared to $1,396,000 in the nine months ended December 31, 1999. The increases in SG&A expense was mainly due to the acquisition of the sheet metal and enclosure operation as well as the addition of staff to support the increased level of revenues. EI group SG&A expenses were $1,378,000, as compared to $1,284,000 in the nine months ended December 31, 1999 and EMF group SG&A expenses were $793,000 as compared to $367,000 for the nine months ended December 31, 1999. The increases in SG&A expense at the group levels were mainly due to additional staff to support the increased level of revenues created by an expanding customer base and the sheet metal and enclosure acquisition.

Consolidated operating profit for the nine months ended December 31, 2000 increased $2,397,000 or 220.3% from an operating loss of $1,088,000, or (19.6%), to an operating profit of $1,309,000, or 9.4%, as compared to the nine months ended December 31, 1999. This increase is due to revenue growth in both the EI and EMF groups. The EMF group also benefited from the acquisition of the sheet metal and enclosure facility.

Consolidated other expense for the nine months ended December 31, 2000 totaled approximately $394,000 compared to an income of $35,000 for the nine months ended December 31, 1999. It was comprised primarily of interest expense of $804,000 as compared to $194,000 for the nine months ended December 31, 1999, and other income of $410,000 as compared to $230,000 for the nine months ended December 31, 1999. The other income resulted from accounts payable settlements in the amount of $99,000, bad debt recovery of $254,000, rental income of $13,500, recognition of gain on the sale of assets of $39,000 and miscellaneous income of $5,000.

The net effect of the increases in revenues resulted in a consolidated net income from continuing operations of $915,000, or 6.6%, or $0.08 basic and $0.07 diluted earnings per share for the nine months ended December 31, 2000. This is an increase of $1,968,000 in net income from continuing operations or 186.9% from the net loss from continuing operations from the same period in 1999 of $1,053,000 ($0.11 per share).

The Company's cash flow and revenues were adversely impacted during the quarter ended December 31, 2000 by slow payments from a significant EMS customer and a reduction in business volume from that customer due to a number of factors, including a reduction in sales revenues experienced by that customer. The Company was able to partially offset the impact of delayed payments by slowing payments to its vendors, including Epitech, Inc., a related party major parts vendor who had purchased a significant amount of material from that customer for re-sale to the Company. The Company in continuing its efforts to collect the sums owed to it by its customer.

Discontinued  Operations
------------------------

During the nine months ended December 31, 2000 there was a net loss from discontinued operations of $1,128,000, or 8.1% as compared to net income of $13,000, or 0.2% for the nine months ended December 31, 1999. This is a decrease in net income from discontinued operations of $1,141,000.

Current year income from discontinued operations included $507,000 for the write-off of accounts payable and unpaid rent claims of ICL which had been carried on Lexia's books. Lexia had disputed these liabilities with respect to ICL in light of its own offsetting claims and defenses. The legal statute of limitations on these ICL claims expired during the quarter ended June 30, 2000.

The discontinued links manufacturing operation generated a net loss of $1,635,000 as compared to $748,000 during the nine months ended December 31, 1999. The increase in the net loss on the discontinued link manufacturing operation is related to low margins, substantially higher utility costs, and reserves booked by the Company, pending the sale of this business. The Company is actively negotiating with parties to sell the assets and the business of the link manufacturing operation. However, there is no guarantee that the Company will be successful in its attempt to sell its links business. The operation of the Company's links business was adversely impacted during the quarter by the decision of its primary customer to order re-testing of a significant quantity of links previously manufactured for that customer. During the testing process, payments to the Company and shipments of product were interrupted and delayed. The testing was not fully completed until March 2001. The results of testing established the acceptability for use of all links manufactured and shipped by the Company. The Company is evaluating its remedies to recover the financial impact to the Company during this period.

                         LIQUIDITY AND CAPITAL RESOURCES

   RECENT AND FUTURE SOURCES OF AND DEMANDS ON LIQUIDITY AND CAPITAL RESOURCES
   ---------------------------------------------------------------------------

On June 18, 1999, the Company entered into a $1,500,000 credit facility with its primary lender that included a $1,200,000 A/R line of credit and a $300,000 term loan. Under the terms of this agreement, total borrowings under the line of credit were limited to the lesser of $1,200,000 or 80% of eligible accounts receivable (as defined under the agreement). In December 1999, the A/R line was increased to $2,000,000, and inventory lines totaling $650,000 were added to the existing line. In June 2000 the A/R line was increased to $3,000,000 to support revenue growth and then increased to $3,500,000 in August 2000. Outstanding borrowings are collateralized by primarily all of the Company's assets. Total borrowings under the inventory line is limited to the lesser of $300,000 or 70% of the cost of eligible metal inventory (as defined under the agreement) and the lesser of $350,000 or 35% of eligible electronics inventory (as defined under the agreement). The line of credit expires on June 18, 2002. The balance outstanding, as of March 12, 2001 was $2,340,000 on the A/R line, and $572,000 on the inventory lines. The term loan of $300,000 was fully paid when the company restructured its debt during the acquisition of the sheet metal and enclosure operation (see below). The line of credit accrues interest on outstanding borrowings at the bank's prime rate plus 4% per annum.

On August 14, 2000, the Company became obligated to its primary lender under a $1,500,000 term loan, which bears interest at prime plus four (4%) per annum and requires twenty-one principal payments of $31,200, with a final lump sum payment due on June 15, 2002. This term loan was used to fund the asset acquisition of the new Enclosure and Sheet Metal business and to buy out some existing capital leases. It was also used to retire the debt on the then existing term loan of $300,000. In January 2001, the term loans were funded to their original levels to provide the Company some additional working capital. As of March 12, 2001, the balance remaining on the new term loan was $1,468,000.

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

In the quarter ended September 30, 2000, GIW and the Company completed negotiations to re-schedule the notes described above and to exchange a portion of the debt for equity. On August 17, 2000, GIW was granted a Warrant to purchase 400,000 shares of the Company's common stock at a price of $1.37 per share. The Warrant was exercised the same day at a cost of $548,000. The Company accepted $200,000 of the cost to exercise in the form of a short-term recourse note receivable due to NMT from GIW maturing on March 31, 2001. The remaining $348,000 of the cost to exercise was applied to the outstanding principal of the $350,000 and $490,000 notes discussed above. This resulted in the rescheduling of the final payment to April 2003. As of March 12, 2001, the remaining principal balance of the two notes totaled $362,000.

GIW also agreed to take a subordinate position on the equipment acquired at the time of the original transaction with GIW and in return the Company granted GIW a Warrant to purchase 100,000 shares of common stock at an exercise price of $1.438 or at a price to be adjusted at exercise if the stock price is not $2.00 at July 6, 2002. This subordination allowed the Company to secure additional financing against that equipment as collateral and to purchase the precision sheet metal and enclosure manufacturing business. In addition, the next royalty payment due December 30, 2000, would be payable in stock in accordance with the original terms of the agreement and the payment due June 30, 2001 could be payable in cash or stock at GIW's election. Royalty payments thereafter will return to be paid in cash only, in accordance with the amendment to the agreement reached in March 2000.

The Company is also obligated under a series of notes payable totaling $322,000 including accrued interest as of December 31, 2000. These notes bear interest at a rate of 8% per annum and matured in April 2000. Interest and principal payments totaling $16,000 are due monthly. Since October 1998, the Company has made two payments on these notes in July 1999 and August 1999. These notes are included in net liabilities of discontinued operations.

The Company also has certain equipment notes in the aggregate amount of $12,500 as of December 31, 2000, with interest rates varying between 8% and 26.6% with final payments due between 2001 and 2002. These notes are collateralized by equipment. In addition, the Company also has certain capital leases in the aggregate amount of $2,835,000 as of December 31, 2000 for the property at 1958 Kellogg, Carlsbad, CA. Combined, these leases call for minimum monthly payments aggregating approximately $28,000 per month.

During September 1998, The Company's wholly owned subsidiary, Lexia Systems, settled its outstanding dispute with Fujitsu. As a result, the Company reduced its previously recorded liability of $340,000 to Fujitsu to $200,000 and began making payments against this liability in November 1998 with the final payment due to Fujitsu in September 1999. As of January 2001, the Company has made payments totaling $25,000 since July 1999 on this liability which is currently at a balance of $65,000. Lexia also has recorded liabilities reflecting accounts payable and unpaid rent claims of International Computers Limited, Inc. ("ICL") and related entities in the amount of $457,000 at March 31, 2000. These liabilities are included in current liabilities as net liabilities of discontinued operations. In June 2000, the Company wrote-off the $457,000 of accounts payable and unpaid rent claims of ICL which had been carried on Lexia's books. Lexia had disputed these liabilities with respect to ICL in light of its own offsetting claims and defenses. The legal statute of limitations on these ICL claims has now expired.

The Company's sources of future short-term liquidity are its cash balance of $26,000 as of December 31, 2000, and the unused amount of its $4.15 million credit facility. $3.5 million of this credit facility is a line of credit against eligible accounts receivable ("A/R line"). Additionally, $650,000 of the credit facility can be used against eligible inventory. Availability under the line of credit can be limited based upon the balance of eligible accounts receivable as described above. Availability under the inventory lines of credit can be limited based upon the balance of eligible metal inventory and electronics inventory as described above. Increased limits for this line were established in December 1999, June 2000, August 2000 and October 2000. The A/R line was increased to $3.0 million from $2.0 million in June 2000, increased to $3.2 million in August 2000 and increased to $3.5 million in October 2000. Prior to that it was increased $2.0 million from $1.2 million in December 1999 to aid revenue growth in the both operating segments. The Company anticipates the sale of the links business will add to the Company's liquidity.

The Company is currently obligated as a guarantor under an assignment agreement of a lease. The amount is approximately $18,550 per month through September 2002. As of January 2001, the Company has not been required to pay any amounts related to this guarantee. The Company is also obligated to pay approximately $6,000 per month on various other leases. Aside from these commitments, the Company has not made any material commitments.

In the first quarter of fiscal year 2001, current and former employees exercised stock options to purchase a total of 244,164 shares of the Company's common stock. These exercises in the first quarter of fiscal year 2001, provided $86,600 in cash to the Company. In the second quarter of fiscal year 2001, former employees exercised stock options for the purchase of 448,334 shares of common stock for a total purchase price of $127,100. In the third quarter of fiscal year 2001, one current and one former employee exercised stock options for the purchase of 219,500 shares of common stock for a total purchase price of $129,700.

The Company's cash flow and revenues were adversely impacted during the quarter ended December 31, 2000 by slow payments from a significant EMS customer and a reduction in business volume from that customer due to a number of factors, including a reduction in sales revenues experienced by that customer. The Company was able to partially offset the impact of delayed payments by slowing payments to its vendors, including Epitech, Inc., a related party major parts vendor who had purchased a significant amount of material from that customer for re-sale to the Company. The Company in continuing its efforts to collect the sums owed to it by its customer.

The operation of the Company's links business was adversely impacted during the quarter by the decision of its primary customer to order re-testing of a significant quantity of links previously manufactured for that customer. During the testing process, payments to the Company and shipments of product were interrupted and delayed. The testing was not fully completed until March 2001. The results of testing established the acceptability for use of all links manufactured and shipped by the Company. The Company is evaluating its remedies to recover the financial impact to the Company during this period.

The Company experienced tight cash flow during the quarter ended December 31, 2000, which affected its operations during the quarter. The Company expects that funds from its existing line of credit and divestiture of the links manufacturing assets will be sufficient to finance its working capital and capital requirements for the next twelve months. The Company is also discussing with various parties the restructuring of its balance sheet which would relieve its debt service obligations and costs. However, the Company's capital requirements may increase as a result of competitive and technological developments and the terms and conditions of any future strategic transactions. There can be no assurance that the Company will be able to raise additional capital under favorable terms, if at all.

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

PART  II  -  OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS
          ------------------
     The Company has litigation pending in the Superior Court of the State of California, County of San Diego, North County Division, Vista, CA. The parties to this litigation, which the Company was served with in October 2000, include employees: Garrett Vanderbyl, Brian Vanderbyl, Aubrey Vanderbyl, Mike McCarthy; officers: Patrick Moore, Jeffrey Tardiff, beneficial owners: William Grivas, and corporations: National Metal Technologies and Escon Tool & Manufacturing (not related entity). This civil case charges the above parities with business tort/unfair business practices, and claims that the named defendants, conspired to harm Craig A. Greene, G.G. Enterprises, et.al, through defamation and interference with his attempt to run his business. Relief sought with this litigation includes monetary, nonmonetary and punitive damages. The Company has tendered this claim to its insurance carrier, AIG, and AIG has assumed the Company's defense. The Company believes that this case is without merit. The Company has filed a counter claim seeking damages from the plaintiffs in excess of $1,000,000 for unfair competition, false advertising, business interference, defamation and trade libel, conversion and civil conspiracy. The Company has retained the firm of Sullivan, Hill, Lewin, Rez & Engel ("SHLRE") a law firm in which James P. Hill, a director and major shareholder, is a partner, to prosecute the Cross Compliant.


ITEM  2.  CHANGES  IN  SECURITIES
          -----------------------
     None


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          ----------------------------------
     Currently, the company is in default of the certain covenants with its lender. The company's lender has initiated it rights under the loan covenants to accrue interest on outstanding borrowings at 5% points over the current rate of the bank's prime rate plus 4% per annum. The Company expects to remedy all loan defaults upon the sale of the discontinued links manufacturing operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------
On December 15, 2000, an Annual Meeting of Shareholders of National Manufacturing Technologies, Inc., was held and the following items were voted upon by the shareholders with all items being approved:

1. To elect seven directors for the ensuing year and until their successors are elected.

     VOTES  FOR     VOTES  AGAINST     VOTES  ABSTAINED
     ----------     --------------     ----------------
     10,035,119     19,894             5,658

2. To adopt the National Manufacturing Technologies, Inc., 2000 Stock Option Plan whereby 1,500,000 shares of National Manufacturing Technologies, Inc Common Stock will be reserved for issuance to officers, directors and employees of the Company under incentive stock options or non-qualified stock options to be granted by the Compensation Committee of the Board of Directors.

     VOTES  FOR     VOTES  AGAINST     VOTES  ABSTAINED
     ----------     --------------     ----------------
     6,747,343     305,646             31,334

3. To ratify the appointment by the Company's Board of Directors of Levitz, Zacks & Ciceric as independent auditors for the 2000 and 2001 fiscal years.

     VOTES  FOR     VOTES  AGAINST     VOTES  ABSTAINED
     ----------     --------------     ----------------
     10,040,614     13,772             6,276



ITEM  5.     OTHER  INFORMATION
             ------------------
     None


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

      a.     Reports  on  Form  8-K
             ----------------------
             None

      b.     Exhibits
             --------

10.39.1    Amended And Restated National Manufacturing Technologies, Inc. 1998 Stock Option Plan
  10.73    Stock Option Agreement with Patrick W. Moore, dated September 23, 2000
  10.74    Stock Option Agreement with William L. Grivas, dated October 1, 2000
  10.75    Net Industrial Lease - Nonar Enterprises and IPAC Precision Machining, Inc, dated November 2000.
  10.76    Warrant to Purchase Common Stock - Newtonhill Limited, dated February 9, 2001
  10.77    Warrant to Purchase Common Stock - GIW, dated February 9, 2001
     27    Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          NATIONAL  MANUFACTURING  TECHNOLOGIES,  INC.


Date:  March  22, 2001    by  /s/  Patrick  W.  Moore
                             ---------------------------
                             Patrick  W.  Moore
                             Chairman,  Chief  Executive  Officer
                             and  President

Date:  March  22, 2001    by  /s/    Larry  Naritelli
                             ---------------------------
                             Larry  Naritelli
                             Controller
                             Principal  Accounting  Officer